Form 10QSB
period 1996-03-31
UNITED PAYPHONE SERVICES INC
filed 1996-05-15
CIK 923150

                                       UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C. 20549

                                                   FORM 10-QSB


    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1996

  ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ______to_____


         Commission File Number: 0-24138

                 UNITED PAYPHONE SERVICES, INC.
  ____________________________________________________________
     (Exact Name of Registrant as Specified in its Charter)

              Nevada                               88-0232816
  ---------------------------                -----------------------
  (State of Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)              Identification Number)

             1725 West Third Street, Tempe, Arizona 85281
          --------------------------------------------------
               (Address of Principal Executive Offices)

                           (602) 829-8777
               -------------------------------------------
           (Registrant's telephone number, including area code)

                                   N/A
                  -------------------------------------
           (Former name, former address and formal fiscal year,
                         if changed since last report)



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such
  filing requirements for the past 90 days.  Yes ___X____    No________

  As of April 30, 1996, United Payphone Services, Inc. Registrant had 4,666,099 shares of its $0.001 par value common stock outstanding.

FORM 10-Q
THIRD QUARTER 1996


                  UNITED  PAYPHONE SERVICES, INC.
        --------------------------------------------------

                               INDEX



  PART I. FINANCIAL INFORMATION
                                                               PAGE
                                                             ---------
  Balance Sheets - March 31, 1996 and June 30, 1995............3 - 4

  Statements of Operations for the  Three and Nine
  Months  Ended March 31, 1996 and 1995............................5

  Statement of Cash Flows - for the Nine Months
  Ended March 31, 1996 and 1995............................... 6 - 7

  Notes to Financial Statements................................... 8

  Management's Discussion and Analysis of Financial
  Condition and Results of Operation.............................. 9

                       UNITED PAYPHONE SERVICES, INC.

                              Balance Sheets

                                  ASSETS
                 ----------------------------------------


                                           March  31,              June 30,
                                            1996                    1995
                                       ---------------          ------------
                                         (Unaudited)             (Audited)

CURRENT ASSETS
   Cash                                  $    186,668          $    184,999
   Receivables
      Trade accounts, net of allowance
      for doubtful accounts of $0 at
      March 31, 1996 and June 30, 1995         40,613                 53,310
      Related party                            20,000                    -
   Prepaid expenses                            10,618                  8,216
                                         -----------------        -------------
     Total Current Assets                     257,899                246,525
                                         ----------------         -------------
PROPERTY AND EQUIPMENT                        721,190                876,977
                                         ------------------      ---------------
OTHER ASSETS
    Deposits                                    2,106                  3,216
                                         -----------------       ---------------
       Total Other Assets                       2,106                  3,216
                                         -----------------       --------------
                                         $    981,195         $    1,126,718
                                         =================       ==============

                                UNITED PAYPHONE SERVICES, INC.
                                         Balance Sheets (Continued)

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                       March  31,              June 30,
                                         1996                    1995
                                     --------------           -----------

CURRENT LIABILITIES
    Accounts payable                $    128,575            $  151,982
    Accrued expenses                      29,066                16,978
  Accrued preferred dividends             72,703                  -
    Current portion of LTD                   748                  -
                                     ---------------         --------------
       Total Current Liabilities         231,092               168,960
                                     ---------------         --------------
LONG TERM DEBT
    Notes Payable-related party          154,443               169,443
    Capital lease obligation               3,959                  -
                                     ---------------          -------------
       Total Liabilities                 389,494               338,403

COMMITMENTS AND CONTINGENCIES            132,442               132,442
                                     ----------------         --------------


STOCKHOLDERS' EQUITY
   Convertible preferred stock,
    $.001 par, 6% cumulative,
    non-voting, class A; 100,000
    shares authorized; 727 shares
    issued and outstanding              1,817,591             1,817,591
   Common stock, $.001 par value;
    50,000,000 shares authorized;
    4,666,099 shares issued and
    outstanding                             4,666                 4,666

    Additional paid-in capital          2,587,282             2,587,282
    Accumulated deficit                (3,950,280)           (3,753,666)
                                     ----------------        --------------
       Total Stockholders' Equity         459,259               655,873
                                     ----------------        --------------
                                     $    981,195        $    1,126,718
                                     ===============          ==============

                        UNITED PAYPHONE SERVICES, INC.
                            Statements of Income
                                (Unaudited)

                            For Three Months Ended   For the Nine Months Ended
                                  March  31,                   March 31,

                             1996            1995         199           1995
                          --------------------------------------------------

Net sales                $   565,124   $  506,556  $  1,562,913  $ 1,541,886

COST OF SALES                252,068      223,106       721,355      776,695

GROSS PROFIT                 313,056      283,450       841,558      765,191

Selling, general and
administrative expenses      300,024      321,656       967,259      919,955

Operating income or (loss)    13,032      (38,206)     (125,701)    (154,764)

Other income and (expenses),
  net                          6,188        1,045         7,253        3,135

Gain on sale of assets           -         13,154         3,625       88,212
                              --------    --------     ---------    ---------
Net income (loss) before
  income taxes                19,220      (24,007)     (114,823)     (63,417)

Provision for income
  taxes (Note 4)                 -            -             -            -

NET INCOME (LOSS) BEFORE
 PREFERRED DIVIDENDS        $ 19,220    $ (24,007)   $ (114,823)   $ (63,417)

Preferred dividends          (27,264)     (27,264)      (81,791)     (82,015)

NET LOSS ATTRIBUTABLE
 TO COMMON STOCK          $ (8,044)   $ (51,271)   $ (196,614)     $ (145,432)

NET LOSS PER COMMON SHARE   $ (.002)    $   (.011)   $    (.042)   $    (.031)

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING       4,666,099      4,666,099     4,666,099    4,666,099

                           UNITED PAYPHONE SERVICES, INC.
                              Statements of Cash Flows
                                    (Unaudited)

                                                 For the Nine  Months Ended
                                                         March  31,
                                                    1996              1995
                                              -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                   $  (196,614)       $  (145,432)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
   Bad debt                                         1,000                -

   Gain on disposal of improvement                 (3,625)               -
      Gain on sale of equipment                       -              (88,212)
      Depreciation and amortization                265,076           326,275

  Changes in operating assets and liabilities
     (Increase) decrease in
       Receivables - trade and other                12,697            (4,091)
          Prepaid expenses and other                (2,403)           50,283

      Increase (decrease) in
          Accounts payable                         (23,408)            5,427
          Accrued liabilities                       84,791            85,557
                                               ---------------      ----------
      Net Cash Used in Operating Activities        137,514           229,807

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from note receivable and deposits       1,110             5,000
    Purchase of property and equipment            (107,752)         (335,400)
   Cash paid for notes receivable                  (21,000)             -
   Proceeds from sale of assets                      7,500            88,754
                                               ----------------     ------------
   Net Cash Provided by Investing Activities   $   (120,142)     $  (201,646)


                             UNITED PAYPHONE SERVICES, INC.
                          Statements of Cash Flows (Continued)
                                      (Unaudited)

                                                  For the Nine  Months Ended
                                                           March  31,
                                                     1996               1995

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable            $ (15,703)        $  (13,496)
    Proceeds from debt financing                      -                50,862
                                                -------------      ------------
  Net Cash Provided (Used) by
    Financing Activities                           (15,703)            37,366
INCREASE (DECREASE) IN CASH                          1,669             65,527
CASH, BEGINNING OF PERIOD                          184,999            205,874
                                               --------------     ------------
CASH, END OF PERIOD                            $   186,668        $   271,401
                                               ==============     ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
 Cash paid for interest                       $        83        $     1,548
                                               ==============     ============


                     UNITED PAYPHONE SERVICES, INC.
                              March 31, 1996


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

United PAYPHONE Services, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 1996 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1995.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                        UNITED PAYPHONE SERVICES, INC.
                               March 31, 1996


Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Liquidity and Capital Resources of the Company

During the third quarter of fiscal 1996, the Company increased it's cash by $11,591 from operations. The Company received no proceeds from debt financing during this quarter. United has cash in excess of $185,000 as of March 31, 1996, a portion of which management intends to designate for the expansion of United's pay telephone base.

Results of Operations

Revenues of $565,124 for the third quarter of 1996 increased $58,568 from the same period last year. The gross profit margin decreased slightly from 55.9% in the third quarter fiscal 95 to 55.3% for the third quarter fiscal
1996, resulting in an increase in profit margin of $29,906.   The year to date
profit margin has increased from 49.6% through March of 1995 to 53.7% through March of 1996. The year to date revenues for fiscal 1996 are higher than fiscal 1995 by $18,027, and the gross profit is higher by $73,367. Management believes that the increase in revenues and increase in profit margin is a result of relocating the Las Vegas base to the Phoenix and Tucson, Arizona, areas and the increase in phones installed. The telephone bills and commissions in the Las Vegas area were higher than that in Arizona, therefore, management believes that this trend will continue. Also uring the third quarter 1996, the Company entered into a service contract with another payphone company in Phoenix, AZ, whereby the Company will collect and maintain their phones for a flat fee. This has increased revenue in the third quarter 1996 by $18,867.

Selling, general and administrative expenses were $300,024 for the third quarter 1996 a decrease of $21,632 over the same period last year. Selling, G&A expenses of the nine month period of fiscal 1996 increased $47,304, primarily due to legal, accounting and other service fees incurred by the Company in it's efforts to register securities for a public offering. The company has also incurred additional legal and accounting fees in connection with the SEC subpoena and investigation as described in the recent 10KSB. Management was successful in holding other general and administrative costs constant. Management believes that gross revenues will increase during fiscal year 1996 due to the increased number of pay telephones being placed in service. The Company has a current inventory of phones that could be placed in service, bringing the total phones in service to over 1,000.

Management anticipates that general selling and administrative expenses will continue to remain constant or slightly increase through the remaining quarter of the fiscal year while gross profit will continue to increase by 10% to 15% as compared to the same time periods of the prior fiscal year.

The Company incurred a loss of $(8,044) for the third quarter 1996 compared to a loss of $(51,271) for the same timely period a year ago.
Thus operating results increased by $43,227 as compared to this period last year. Non-cash depreciation continues to be high, but has decreased during this quarter $61,200 as many of the original payphones have become fully depreciated. The Company believes that it is possible that it will report it's first quarterly profit sometime this current fiscal year.

There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

Plan of Operations

United's goal for 1996 is to find high grossing phone locations for its existing phone inventory currently not in service, and to increase it's payphone base to over 1,000. Its operating costs are expected to also go up from the increase in operations. United intends to aggressively market its payphones in the Arizona market and greatly expand its telephone base in spite of the increased competition from other private pay phone companies. The Company has recently made a public offering effective and is currently working on raising additional capital to expand its payphone base through an agressive marketing plan or through the acquisition of an existing phone base.

                         UNITED PAYPHONE SERVICES, INC.
                                 March 31, 1996


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1996


UNITED PAYPHONE SERVICES, INC.


By:  /s/ David Westfere
- ------------------------------
David Westfere, CEO and
Principal Financial Officer