Form 10KSB
period 1996-06-30
UNITED PAYPHONE SERVICES INC
filed 1996-10-15
CIK 923150

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-KSB

(Mark One)
X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
For the fiscal year ended  June 30, 1996

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

     For the transition period from             to

                 Commission File Number: 0-24138


                       UNITED PAYPHONE SERVICES, INC.
               (Name of Small Business Issuer in its Charter)



                 Nevada
                                                         88-0232816
       State or Other Jurisdiction of       (I.R.S. EmployeIdentification No.)
       Incorporation or Organization

            1725 West Third Street- Tempe. Arizona       85281
           (Address of Principal Executive Offices)   (Zip Code)

                                     (602) 829-8777
                    (Issuer's Telephone Number, Including Area Code)

               Securities registered under Section 12(b) of the Exchange Act:
                                         None

               Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $.001 per share
                         Class A Warrants
                         Class B Warrants

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes X        No

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The issuer's revenues for the year ended June 30, 1996, were $2,127,574.

The aggregate market value of the voting stock held by non-affiliates (approximately 1,775,034 shares as of September 27, 1996) based upon the average of the bid and asked prices of such stock as of September 27, 1996, as reported on the Electronic Bulletin Board, was $1,109,396.

The number of shares of Common Stock of the issuer outstanding as of September 27, 1996, was 5,277,099.

Transitional Small Business Disclosure Format (check one):  Yes   No X

Documents Incorporated by Reference:

Certain exhibits required to be filed herewith are incorporated by reference from the issuer's registration statement on Form 10-SB (Commission File No. 0-24138) filed with the Commission on May 13, 1994. Also incorporated by reference into this Form 10-KSB are certain exhibits filed with the Company's 1994 Annual Report on Form 10-KSB, the exhibits filed with the Company's Registration Statement on Form SB-2 (Commission File Number 33-85884) filed with the Commission on October 24, 1994, and the exhibits filed with the Company's Current Report on Form 8-K filed with the Commission on April 12, 1995.

                                   TABLE OF CONTENTS

                                                                 Page No.
PART I

 Item 1. Description of Business . . . . . . . . . . . . . . . . . .  1

 Item 2. Description of Property . . . . . . . . . . . . . . . . . .  7

 Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .   7

 Item 4.  Submission of Matters to a Vote of Security Holders . . .   9

PART II


 Item 5. Market Price of and Dividends on the Registrant's
         Common Equity and Other Stockholder Matters . . . . . . . .  9

 Item 6.  Management's Discussion and Analysis or Plan of Operation  10

 Item 7.  Financial Statements . . . . . . . . . . . . . . . . . .   13

 Item 8.  Changes in and Disagreements With Accountants . . . . . .  13

 Item 9.  Directors, Executive Officers, Promoters and
          Control Persons . . . . . . . . . . . . . . . . . . . . .  13

PART III


 Item 10. Executive Compensation . . . . . . . . . . . . . . . . .   15

 Item 11. Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . .   17

 Item 12. Certain Relationships and Related Transactions . . . . .   19

 Item 13. Exhibits List and Reports on Form 8-K . . . . . . . . . .  20

PART I

Item 1. Description of Business.

Glossary of Terms

For purposes of this Form 10-KSB, the following terms shall be as defined as follows:

       FCC  is the Federal Communications Commission.

InterLATA calls are telephone calls between local access and transport areas.

LEC is a local exchange carrier, which is a company providing local telephone services (for instance, in the Company's area of operations, U.S. West)

Non-coin calls are calling card, credit card, collect and third-party billed calls.

OSP means an operator services provider, such as AT&T or Sprint.

          Property Owners are the owners of the locations, such as convenience stores, service stations, grocery stores, hotels, shopping centers, truck stops, and airports, at which public pay telephones are installed.

General

United Payphone Services, Inc. (the " Company") was incorporated in the State of Nevada on July 24, 1987, under the name "KTA Corporation." On September 25, 1989, the Company changed its name to United Payphone Services, Inc. The Company is in the business of operating, servicing and maintaining a system of privately-owned (non-LEC) public pay telephones located in the State of Arizona. The Company currently generates revenues from coin calls and non-coin calls made from its approximately 890 pay telephones. Approximately 510 of these telephones are located in the metropolitan Phoenix area, approximately 280 of these telephones are located in the metropolitan Tucson area, and the remainder of the Company's telephones are located in other areas of Arizona. All of these pay telephones, in addition to approximately 70 telephones which are currently unused, are owned by the Company. The pay telephones are generally installed in locations where the demand for pay telephone service is heaviest, such as convenience stores, service stations, hotels, shopping centers, and restaurants. The Company does business in the State of Arizona under the name "U.S. Payphone, Inc."

Prior to December 1994, the Company's operations were located in Las Vegas, Nevada. In December 1994, the Company sold all of its pay telephone location contracts in Las Vegas, Nevada to unrelated third parties. The Company retained all of its pay telephone equipment as part of this sale. After completing this sale, the Company relocated its pay telephone equipment in Arizona. The foregoing sale was consummated because the Company believed its competitors in Las Vegas engaged in unreasonable methods of competition and that the Company would be forced to continue to engage in costly litigation to compete in the Las Vegas market.

In September 1996, the Company completed the sale of 305,500 Units pursuant to an SB-2 Registration Statement and Prospectus dated February 8, 1996. The Company realized gross proceeds of $458,250 from the offering (before deduction of expenses associated with the offering). Each Unit sold in such offering consisted of two shares of Common Stock, one Class A Warrant and one
Class B Warrant.   Each Class A Warrant entitles the holder thereof to
purchase one share of Common Stock at an exercise price of $1.25 at any time prior to February 8, 1998, and each Class B Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $1.3125 at any time prior to February 8, 1999. The Class A Warrants and the Class B Warrants may be redeemed by the Company during a 30-day period on not less than 30 days' prior written notice at a redemption price of $.01 per Warrant, provided that the closing price of the Common Stock exceeds (i) $1.2375 per share of Common Stock with respect to redemption of the Class A Warrants, and
(ii) $1.44375 per share of Common Stock with respect to redemption of the Class B Warrants, for 20 consecutive business days within any period of 30 consecutive business days ending within 10 days preceding the notice of redemption.

Industry Background

In 1984, a ruling by the U.S. District Court for the District of Columbia in the well-documented Bell System antitrust divestiture case, United States v. American Telephone & Telegraph Company, created various business opportunities in the telecommunications industry. In 1985, the FCC and most of the state public service commissions followed this initiative by authorizing the connection of competitive or privately owned public pay telephones to the public switched network. Prior to that time, the Bell System and other monopoly LECs owned all public telephones in the United States.

     Prior to 1987, coin calls were the sole source of revenue for independent public pay telephone companies. Long distance calling card and collect calls from these pay telephones were handled exclusively by AT&T. All revenue, except the coins deposited in public pay telephones, went to AT&T rather than to the owner of the public pay telephone. Beginning in 1987, a competitive operator service system developed which allowed OSP's to offer independent public pay telephone companies commissions for directing operator assisted or calling card calls to them.

The Company's Coin Call Revenues

The Company's pay telephones generate coin revenues from interstate and intrastate long distance calls and local calls. For the fiscal years ended June 30, 1996 and 1995, the Company's total coin revenues represented approximately 66.0% and 65.7%, respectively, of the Company's total revenues. The Company estimates that 80-85% of its gross coin revenues for the fiscal year ended June 30, 1996 were derived from local calls. The fact that "busy" and non-connect calls are part of the Company's billing system, but generate no revenues, prevents the Company from calculating exact figures for local calls. The Company charges the same rates for local coin calls as the LEC's charge. The LEC's typically charge $0.25 for a local coin call in Arizona.

The Company's Non-Coin Call Revenues

In April 1994, the Company entered into a week-to-week agreement with Unitec, Inc. ("Ul") pursuant to which UI provides operator and long-distance service for all calls made from all of the Company's pay telephones. The Company receives a percentage of the revenue from all non-coin telephone calls placed from the Company's pay telephones which are billed by UI. These amounts are paid each week by Ul. The agreement with Ul may be terminated at any time by either party. The Company is not required to send a minimum number of
billable interstate or intrastate minutes to Ul.    For the years ended June
30, 1996 and 1995, the Company generated approximately 34.0% and 34.3%, respectively, of its total revenues from non-coin telephone calls.

Site Selection

The Company attempts to locate its pay telephones where there is a demonstrated high demand for public pay telephone service based upon high foot traffic or a reason for a patron to stop, such as at a truck stop. Each location is evaluated by the Company's local manager for suitability based upon the past personal experience of the manager in the pay telephone business. Generally, each such manager must have worked for the Company for at least three years performing technical and installation services related to the pay telephones before becoming a manager. In addition, managers must be familiar with all aspects of the pay telephone business, including installation, service and maintenance, collections, and computer support. If available from the LEC, the performance history of each potential location is obtained by the prospective Property Owner and is evaluated by the Company's manager. If such performance history is not available, locations are generally selected based upon the experience of the manager in the geographic area of the proposed new location. If a pay telephone fails to perform as anticipated within three to six months, it is generally removed and placed in a new location.

The Company has focused its efforts on securing accounts with small local businesses rather than with larger national accounts with the belief that the loss of a single large national account could have a material adverse change on the Company's operations. The Company utilizes a sales force in securing locations for its pay telephones. This sales force is composed of one full-time and two part-time salespersons who are compensated solely by commissions generated from their sales. The Company generally allows its salespersons to take a draw against future commissions earned.

The Company's pay telephones are installed pursuant to agreements with Property Owners. Most of these agreements are written. Each of the agreements has a specified term, generally for five years. Each agreement provides for a revenue sharing arrangement between the Company and the particular Property Owner, which is generally a percentage of either the gross or net coin and non-coin revenue generated from the use of the pay telephones. The percentage of revenue paid to the Property Owner is generally fixed for the period of the agreement. The agreements typically allow the Company to terminate the agreement in the event the telephone fails to generate at least $200 per month in profit; the agreements are typically not terminable by the Property Owner.

The Company is obligated to service, clean, and maintain the pay telephone equipment installed pursuant to the placement agreements. Ownership of the pay telephone equipment remains with the Company, and the Company is obligated to maintain insurance on the pay telephone equipment.

Service and Maintenance

The Company maintains a staff of eight telephone technicians located in the various areas in which the Company's pay telephones are located. The software system used with the telephones enables the Company via modem to diagnose the vital functions of the telephones and to count the coins in the pay telephones on a daily basis. Such software programs are obtained from the manufacturers of the pay telephones by means of a license granted to the Company to use the software with such pay telephones. In addition, the Company owns a software system which enables the Company to compute the commissions due to each Property Owner based upon actual collections.

The Company's pay telephones are polled via modem on a daily basis for potential operational problems and for coin counts. This routine allows the Company to respond quickly to any suspected problems at its pay telephones and to collect the coins on a scheduled basis. Generally, the Company is able to determine possible problems at its pay telephones before the telephone users report the problems to the Company. As a result of the Company's computer system, the Company's telephones are usually repaired within 24 hours. This system also enables the Company to reduce the number of visits required to maintain the operation of and collect the coins from each pay telephone.

Based upon the results of the polling of each of the telephones each night, the Company can determine which of the telephones requires collection or service. The Company's service technicians are authorized to remove the coin boxes from the pay telephones. Upon removing the sealed coin box from the pay telephone, the technician is unaware of the number of coins in the coin box, while management, through use of the pay telephone software system, has an accurate count of the coins. Once the coin boxes are returned to the office of the Company, the coin boxes are opened by the office manager and the coins are counted. The amount in each coin box is recorded and compared with the information provided by the software system. The Company reconciles variances at each telephone on a regular basis.

Vandalism has had a negligible effect upon the operations or profitability of the Company's pay telephones. Management estimates that approximately one percent of the Company's pay telephone equipment is vandalized on a weekly basis. Such vandalism usually consists of damage to the handsets. If vandalism at a particular location persists, management usually will relocate the pay telephones to a more secure location at the same site or will stake out the location to catch the vandals. The Company has rarely been forced to completely remove a pay telephone because of vandalism.

     The Company believes that unauthorized use of the Company's long-distance service by so-called "hackers" has been substantially eliminated and had an immaterial effect on the Company's results of operations in the fiscal year ended June 30, 1996. If a hacker charges an unauthorized long distance telephone call to one of the Company's pay telephones, the Company can notify the long distance carrier and receive credit for such call. Management estimates that its current arrangements with its long distance carrier prevents approximately 90 percent of such unauthorized calls from being placed; management also estimates that it is able to identify almost all of the remaining unauthorized long distance calls by hackers and receive credit back from the long distance carrier.

Equipment
The Company considers its pay telephone equipment to be based upon the latest technology. Approximately 85-90% of the pay telephones currently operated by the Company were manufactured by GTE and approximately 10-15% were manufactured by Protel. Although most of the pay telephones were purchased approximately seven years ago, they have been updated on a regular basis with new electronics from the manufacturers approximately every 6-12 months. In addition to the pay telephone equipment, the Company purchases other equipment required for its business, including vans for installers, maintenance and various repair equipment.

The Company's pay telephones use microprocessors that provide voice synthesized calling instructions and the capability to detect and count coins deposited during each call. These intelligent telephones also provide information to the caller at certain intervals regarding the time remaining on each call and the need for an additional deposit.

Regulation

General

The Company's operations are significantly influenced by the regulation of pay telephone services. Authority for regulation for these services is currently vested in the FCC and the various state public service commissions, including the Arizona Corporation Commission. Regulatory jurisdiction is determined in part by the interstate or intrastate character of the subject service, and the degree of regulatory oversight exercised varies from state to state. While most matters affecting the Company's operations fall within the administrative purview of these regulatory agencies, state and federal legislatures and the federal district court administering the AT&T divestiture decree have authority to regulate aspects of the Company's operations.

Arizona Corporation Commission Regulatory Proceedings

The Company's public payphone service are subject to regulation by the Arizona Corporation Commission (the "ACC"). In May 1995, in response to administrative rules promulgated by the ACC, the Company filed an application for a certificate of convenience and necessity ("CC&N") to allow the Company to provide public payphone services to end-users (customers) in Arizona. The ACC also required the Company to file a request to have the Company's tariff, or rates charged for various services, approved by the ACC. The Company's application for a CC&N has not yet been approved or disapproved by the ACC, and there may be no assurance when the ACC will rule on the Company's application for a CC&N. However, based on information currently available to it, the Company believes that the tariff requested by the Company will be denied by the ACC, and that the ACC will require the Company to operate under a tariff which provides for significantly lesser rates and surcharges than those currently charged by the Company. In that event, the Company's revenues and ability to operate profitably would be materially adversely affected. See "Item 6-Management's Discussion and Analysis or Plan or Operations-Results of Operations for the Fiscal Years Ended June 30, 1996 and 1995." The Company is, however, presently unable to determine when the ACC will rule on its application for a CC&N or the Company's tariff request, or the decision to be rendered by the ACC.

The Company also currently utilizes an operator services provider which is designated as an "Alternative Operator Services" provider ("AOS") under applicable ACC regulations. There are approximately 20 AOS providers currently operating in Arizona. The Company's AOS provider has, in response to administrative rules promulgated by the ACC, filed an application for a CC&N in order to provide operator services in Arizona. The Company's AOS provider was also required to file a tariff request with the ACC. The ACC has not yet acted on the application for a CC&N or the tariff application of the Company's AOS provider, and there may be no assurance as to when the ACC will do so or the decision to be rendered by the ACC. However, in the event the application for a CC&N of the Company's current AOS provider is denied or the tariff which has been requested by that entity is modified in an adverse fashion, the Company would be forced to attempt to contract with another AOS provider. There may be no assurance that the Company would be successful in contracting with another operator services provider, or the tariff under which the operator services provider would be operating. The Company's revenues and ability to operate profitably could be materially adversely affected if either
(i) the Company is unable to contract with another AOS provider, or (ii) the tariff under which such AOS provider is operating provides for lesser rates and surcharges for operator services than are currently charged by the AOS provider currently utilized by the Company. See "Item 6-Management's Discussion and Analysis or Plan of Operation-Results of Operations for the Years Ended June 30, 1996 and 1995."

<PAGE 9>

Federal Regulation

     The Company's public payphone services are subject to federal regulation, including but not limited to regulation by the FCC. In October 1990, Congress adopted the Telephone Operator Consumer Services Improvement Act of 1990 (the "Act") which established various requirements for "call aggregators" such as the Company. Pursuant to this Act, aggregators must (a) post information on or near the telephone which identifies the operator services provider servicing that telephone, informs the consumer of the right to obtain access to another carrier and includes the telephone number of the consumer affairs division of the FCC, and (b) permit customers to use "950" and "800" numbers and pay no more for calls made using any access code than aggregators charge for "0+" calls, that is, calls that are made by entering a "0" followed by a long distance number. The Company believes that it is in substantial compliance with the Act.

Under the Act, each user of the Company's pay telephones has the right to access any long distance operator service company to make a non-coin InterLATA call from the Company's pay telephones. Prior to 1992, the Company received no commission or revenue if the user of the Company's pay telephones accessed an operator service provider other than the operator service provider selected by the Company. However, since 1992, the FCC has required operator service providers to compensate public pay telephone providers for interstate calls placed through pay telephones, including those used by the Company. The Company received approximately $26,000 in compensation during the fiscal year ended June 30, 1996 from operator service providers for interstate calls placed through the Company's telephones.

In 1991, the FCC introduced a proposal to mandate a new system for routing "0+" calls called Billed Party Preference ("BPP"). Currently, "0+" calls are sent through the operator service provider to which the Property Owner or pay telephone provider presubscribes. Under BPP, calls would be routed automatically to the operator service provider preferred by the party being billed for the call. The FCC believes that BPP would provide three principal benefits. First, the FCC believes BPP would make operator services more "user friendly" by allowing "0+" callers to make all of their operator-assisted calls with the operator service provider with which the billed party had chosen to do business at the rates offered by such operator service provider. Second, the FCC believes that BPP would force operator service providers to refocus their competitive efforts towards serving customers rather than serving aggregators. Finally, the FCC believes that BPP would eliminated certain AT&T advantages in the operator services market by allowing AT&T competitors to offer end users the same "0+" access as AT&T. On the other hand, the FCC has noted that BPP is an expensive technology.

The FCC has solicited and received comments on its BPP proposal. The FCC is reviewing these comments and is expected to reach a decision concerning its BPP proposal in the foreseeable future; however, no date for such decision has been set. The Company is unable to determine whether BPP will be adopted and, if so, what the precise BPP regulations will entail. However, adoption of any BPP regulation under which "0+" calls would be routed automatically to the operator services provider preferred by the party being billed for the call would likely have a material adverse impact on the Company's results of operations and could threaten the Company's ability to continue its public payphone operations. See "Item 6-Management's Discussion and Analysis or Plan of Operation-Results of Operations for the Years Ended June 30, 1996 and 1995."

Competition

     The market for public payphone services in Arizona is fragmented but very competitive due principally to the large number of providers of public payphone services in Arizona. The Company competes with U.S. West, one of the LEC's which operates in Arizona, as well as with at least 75 other independent providers of public payphone services. These independent providers include Pacific Communications, Advanced Payphone and National Brands, all of which (in addition to U.S. West) have considerably greater financial and other resources than the Company.

     In addition to those factors described in "--Regulation" above, the Company believes that the principal competitive factor in the public payphone industry is the ability to place public telephones in desirable, profitable locations, which in turn is dependent on (a) the ability to locate desirable payphone locations, (b) the ability to pay competitive signing or other bonuses to Property Owners, (c) the ability to pay competitive commission rates to Property Owners, and (d) the level of service provided to the Property Owner. The Company believes that it is at a competitive disadvantage compared to U.S. West and the independent providers of public payphone services which are larger and have more resources than the Company with respect to all of the competitive factors described above.

Employees

As of September 27, 1996, the Company had 12 full-time employees, four of whom were executive, management, administrative, accounting or clerical personnel, and eight of whom were installers, maintenance and repair personnel and coin collectors. In addition, the Company uses from one to three commissioned sales persons who are independent contractors.

Patents and Trademarks.

The Company does not own any patents or trademark rights.

Item 2. Description of Property.

The Company currently leases office and repair facilities in two different locations. The following is a summary of the facilities leased by the
Company:


Tempe, AZ  Size: approximately 6,400 square feet of office and warehouse space
           Rent:  approximately $2,900 per month
           Term: Lease expires on April 30, 1999

Tucson, AZ Size: approximately 1,440 square feet of office and warehouse space
           Rent:  approximately $850 per month
           Term: Lease expires on March 31, 1997


Item 3. Legal Proceedings.

Except as described below, neither the Company nor any of its properties is a party to any material pending legal proceedings or government actions (except as set forth below), including any material bankruptcy, receivership, or similar proceedings. Except as set forth below, management of the Company does not believe that there are any material proceedings to which any director, officer or affiliate of the Company, any owner of record of beneficially of more than five percent of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

     Sales Tax Appeal

In March 1993, the Arizona Department of Revenue issued an Arizona transaction privilege (sales) tax deficiency assessment in the amount of $73,680 against the Company with respect to coin revenues received in operating private pay telephones in the State of Arizona during the audit period from January 1, 1990, through January 31, 1993. A timely protest was filed with the Department seeking abatement of the entire assessment. The principal issue in the Company's controversy is the taxability of its coin revenues under the telecommunications classification. It is the Company's position that the operation of private pay telephones does not constitute telecommunications because the pay telephones do not transmit signals.

   At the first administrative hearing on the above issue, the administrative hearing officer for the Department ruled in favor of the Company, determining that the operation of the pay telephones did not constitute intrastate telecommunication services. Upon review, the Director of the Arizona Department of Revenue reversed that decision, thereby upholding the assessments. The case is now pending before the Arizona State Board of Tax Appeals. The Company has taken a reserve of approximately $132,000 to cover potential sales taxes owed by the Company in the event that the Company is unsuccessful in its appeal. This reserve does not include any reserve to cover potential sales taxes which may be due and owing for the fiscal year ended June 30, 1996. See the Company's Financial Statements attached hereto, including but not limited to the Company's Balance Sheets at June 30, 1996 and 1995, respectively, and Note 5 thereto.

     Federal Grand Jury Investigation

     On or about September 21, 1995, the Company received a subpoena to produce certain corporate records in connection with a grand jury investigation before the United States District Court, District of Nevada, (Case Number 94-2175). The Company has been informed by the government that the government is investigating whether payments were wrongfully made by the Company at the direction of Michael Swan, the Company's former Chief Executive Officer and a former director of the Company, to certain brokers and/or broker/dealers during the period from approximately January 1, 1991 through
December 31, 1994.   The Company has not been definitively informed by the
government that Mr. Swan is a target of the investigation; however, based on information available to it, the Company believes that Mr. Swan is a target of the investigation. The government informed the Company on August 21, 1996 that Mr. and Mrs. Westfere, the Company's current Chief Executive Officer and Secretary/Treasurer, are neither subjects or targets of the grand jury investigation, and the government has not contacted any other current officers or employees concerning the investigation. The government has not informed the Company as to the relief, if any, to be sought by the government. The Company has complied with the Subpoena and continues to cooperate with the government's investigation. The Company is presently unable to assess the potential liability, if any, to the Company as a result of the activities which are the subject of the above investigation.

     Mr. Swan resigned as an officer and a director of the Company in April 1995. Concurrently with Mr. Swan's resignation, the Company and Mr. Swan entered into a Consulting Agreement pursuant to which Mr. Swan was to serve as a financial consultant and advisor to the Company in return for the Company's payment of a monthly consulting fee of $5,000 to Mr. Swan and the Company's reimbursement of Mr. Swan's reasonable business expenses on behalf of the Company. The Consulting Agreement had a term of three years commencing in April 1995. Mr. Swan also received options to purchase 250,000 shares of the Company's Common Stock at the then-current market price of the Company's Common Stock. On October 3, 1996, the Company and Mr. Swan entered into a Severance Agreement, pursuant to which: (a) the Consulting Agreement was terminated; (b) Swan is expressly prohibited from performing any services for the Company, or from representing himself to be an agent or representative of the Company, without the prior written consent of the Company's Chief Executive Officer; and (c) the Company agreed to pay Mr. Swan $5,000 per month through the original term of the Consulting Agreement (April 1998). The Company may terminate the Severance Agreement in the event (i) Swan breaches the Severance Agreement, (ii) Swan is convicted of a felony involving or related to Swan's previous employment with the Company or services provided by Swan for the benefit of or related to the Company, or (iii) of Swan's death. See also "Item 12-Certain Relationships and Related Transactions." The Severance Agreement is filed as Exhibit 10.5 hereto.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended June 30, 1996, to a vote of the Company's security holders.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. According to information provided to the Company, during the fiscal year ended June 30, 1996, only 236,800 shares of the Company's Common Stock were traded on the Bulletin Board. The Company therefore believes that there is no established public trading market for the Company's Common Stock. The Company also believes that there are only five market makers which currently make a market in the Company's Common Stock.
The table below sets forth for the periods indicated the high and low bid quotations for the Company's Common Stock. These quotations reflect inter-dealer prices, without retail markup, mark-down, or commission and may not necessarily represent actual transactions.

                                 Quarter      High         Low
     Fiscal year ended
     June 30, 1995                First      $1.00        $0.50
                                  Second     $1.00        $0.75
                                  Third      $0.75        $0.50
                                  Fourth     $0.75        $0.50
     Fiscal year ended                        $.75        $0.50
     June 30, 1996
                                  Second      $.63        $0.50
                                  Third       $.69        $0.50
                                  Fourth      $.82        $0.50


As of September 27, 1996, there were approximately 579 holders of record of the Company's Common Stock as reported to the Company by its transfer agent.

No cash dividends have been declared or paid to date on the Company's Common Stock. As of September 27, 1996, the Company had outstanding 727 shares of its Series A 6% Preferred Stock which had preference on any dividends paid. The Company paid a total of $24,088 in accrued dividends on its Series A 6% Preferred Stock in the fiscal year ended June 30, 1996, and the Company has an additional $84,468 in accrued but unpaid dividends on its Series A 6% Preferred Stock for the fiscal year ended June 30, 1996. Additionally, the Company has issued to the holder of the Series A 6% Preferred Stock a Promissory Note in the principal amount of $113,760 in satisfaction of dividends which accrued during the fiscal year ended June 30, 1995. Nevada law restricts the funds from which dividends may legally be paid. The Company anticipates that dividends for the foreseeable future, if any, will be limited to dividends necessary to satisfy the Company's obligations under the issued and outstanding shares of the Company's Series A 6% Preferred Stock, and that no dividends will be paid on the Company's Common Stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

       Results of Operations for the Years Ended June 30, 1996 and 1995

      The Company had a net loss of $92,529 in the fiscal year ended June 30, 1996, compared to a net loss of $190,163 in the fiscal year ended June 30, 1995. The Company had a net loss attributable to its Common Stock (which gives effect to dividends accrued during such fiscal year on the Company's issued and outstanding Series A 6% Preferred Stock) of $201,585 during the fiscal year ended June 30, 1996, compared to a net loss attributable to its Common Stock (which gives effect to dividends accrued during such fiscal year on the Company's issued and outstanding Series A 6% Preferred Stock) of $299,441 in the fiscal year ended June 30, 1995.

     The Company's gross revenues increased to $2,127,574 in the fiscal year ended June 30, 1996, compared to $2,074,244 in the comparable prior period, an increase of 2.5% over the comparable prior period. The Company's cost of sales increased by 3.6% , or to $988,876, for the year ended June 30, 1996 from $954,385 for the year ended June 30, 1995. As a result of the foregoing, the Company's gross profit margins were 53.5% and 54.0% for the years ended June 30, 1996 and 1995, respectively. The Company believes that this slight reduction in gross profit and gross profit margin resulted largely from the decrease in operator service revenues. The Company had miscellaneous income of $48,499 in the year ended June 30, 1996, compared to $12,095 in the year ended June 30, 1995. The Company's miscellaneous income includes approximately $42,000 in income recognized from a reserve previously taken to cover potential charges owed to AT&T.

     The Company's selling, general and administrative expenses decreased by 7.1% to $1,286,296 for the fiscal year ended June 30, 1996, compared to $1,384,225 in the fiscal year ended June 30, 1995. This decrease was attributable to a reduction in depreciation and amortization charges to $319,518 in the current year from $438,331 in the comparable prior period as a result of the full depreciation and amortization of a portion of the Company's fixed assets. This was offset by an increase of 2.2% in the Company's general and administrative expenses to $966,778 in the current year from $945,894 in the comparable prior period as a result of expenses incurred in connection with the Company's SB-2 stock offering. The Company had a gain on the sale of equipment of $3,625 and $58,117 in the fiscal years ended June 30, 1996 and 1995, respectively; the gain in the comparable prior period resulted from the sale of the Company's Las Vegas pay telephone location contracts in December 1994.

     The Company issued 727 shares of its Series A 6% Preferred Stock to Teletek in June 1994 in consideration for cash advances and the settlement of certain litigation involving the Company. The above shares require the Company to pay a cumulative annual dividend equal to 6% of the face value of the Preferred Stock ($1,817,591), plus accrued and unpaid dividends, until redeemed or converted. The Company paid $24,088 in accrued dividends during the fiscal year ended June 30, 1996, and the Company has an additional $84,468 in accrued but unpaid dividends on the Series A 6% Preferred Stock for the fiscal year ended June 30, 1996. Additionally, the Company has issued to the holder of the Series A 6% Preferred Stock a Promissory Note in the principal amount of $113,760 in satisfaction of the Company's obligations with respect to accrued and unpaid dividends on the Series A 6% Preferred Stock for the fiscal year ended June 30, 1995.

     The Company's future results of operations will be materially affected by
(i) whether an FCC bill party preference (or similar rules) are adopted, (ii) the decisions rendered by the ACC concerning the Company's application for a CC&N and tariff request, and (iii) the decisions rendered by the ACC concerning the applications for CC&N's and tariff requests by the AOS providers servicing the State of Arizona, including the AOS provider currently utilized by the Company. In the event that the Company continues its payphone operations and none of the above adversely affects such operations, the Company anticipates that in the fiscal year ending June 30, 1997: (i) its gross revenues will increase by approximately 5% over the comparable prior period due to a slight expansion of the Company's pay telephone base; (ii) its selling, general and administrative expenses will likely decrease by approximately $75,000-$125,000, or 6-10%, from the comparable prior period, due largely to a decrease in the Company's depreciation and amortization charges; (iii) the Company will have a net profit of $10,000-$75,000; and (iv) the Company will have a net loss attributable to its Common Stock of $35,000-$100,000 (which gives effect to dividends accrued on its outstanding Series A 6% Preferred Stock during such period). The foregoing is a forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors: the FCC's adoption of a bill party preference (or similar rules); the ACC's decisions on the applications for a CC&N and tariff request by the Company and its competitors; the ACC's decisions on the applications for a CC&N and tariff requests by the AOS providers operating in the State of Arizona; the adoption of other regulatory measures not currently anticipated by the Company; the Company's sale of all or a portion of its pay telephone assets; the Company's entrance into one or more new lines of business; the continued employment of key management; a change in control of the Company due to the conversion by Teletek, Inc. of its Series A 6% Preferred Stock or other events; the potential decrease in dividends payable on the Company's Series A 6% Preferred Stock as a result of the potential conversion of such stock into Common Stock; the Company's ability to locate its pay telephones in profitable locations pursuant to contracts with Property Owners which are on terms favorable to the Company; increased competition for the Company's services; and a material adverse change in economic conditions in general or in Arizona in particular. The Company is exploring various potential business combinations which could involve the sale of all or a portion of the Company's pay telephone assets and the Company's use of the proceeds received from such sale to enter a new line of business. The Company has not entered into any agreement with respect to the foregoing, and there may be no assurance that the Company will enter into any such agreement. See "Item 1-Description of Business-Regulation."

     Results of Operations for the Fiscal Years Ended June 30, 1995 and 1994

     The Company had a net loss of $190,113 in the fiscal year ended June 30, 1996, compared to a net loss of $745,958 in the fiscal year ended June 30, 1995. The Company had a net loss attributable to its Common Stock (which gives effect to dividends accrued on the Company's outstanding Series A 6% Preferred Stock during the applicable period) of $299,441 in the fiscal year ended June 30, 1995, compared to a net loss attributable to its Common Stock (which gives effect to dividends accrued on the Company's outstanding Series A 6% Preferred Stock during the applicable period) of $750,319 in the fiscal year ended June 30, 1994.

     The Company's gross revenues increased by 16.1% to $2,074,244 in the fiscal year ended June 30, 1995, compared to $1,786,217 in the fiscal year ended June 30, 1994. The Company's cost of sales decreased by 1.2% to $954,385 in the fiscal year ended June 30, 1995, compared to $965,798 in the comparable prior period. As a result of the foregoing, the Company's gross profit margin increased to 54.0% in the fiscal year ended June 30, 1995 from 46.% in the comparable prior period. The Company believes that the increase in revenues, gross profit and gross profit margins were largely attributable to relocation of the Company's pay telephones to more profitable locations in Arizona (primarily the metropolitan Phoenix and Tucson areas) in January-April 1995. The Company had miscellaneous income of $12,095 and $32,676 in the fiscal years ended June 30, 1995 and 1994, respectively, which was generated primarily from dial around revenues received from long distance carriers.

     The Company's selling, general and administrative expenses increased by 3.0% to $1,384,225 in the fiscal year ended June 30, 1995 compared to $1,343,367 in the comparable prior period. This increase was due to the contingency accrual for additional sales tax of $79,748 in the fiscal year ended June 30, 1995 and an increase in depreciation and amortization charges to $438,331 in the fiscal year ended June 30, 1995 from $412,426 in the comparable prior period. These increased costs were offset in part by a decrease in salaries and other administrative costs as a result of the Company's relocation of its operations from Las Vegas to Phoenix in January-April 1995.

     Liquidity and Capital Resources

     The Company requires capital to support the purchase of new pay telephones and related equipment, for repairs and upgrades to existing pay telephones and related equipment, and for working capital and general corporate purposes.

     At June 30, 1996, the Company had cash and cash equivalents of $694,293, compared to cash and cash equivalents of $184,999 at June 30, 1995. This increase resulted primarily from the Company's receipt of gross proceeds of $458,250 from the sale of Common Stock and Warrants in its SB-2 offering. The SB-2 offering was terminated in September 1996. See "Item 1-Description of
Business-General."    The Company also generated $221,725 in net cash flows
from operations in the fiscal year ended June 30, 1996. The foregoing increases in cash and cash equivalents were offset by a net decrease in cash of $140,710 for the purchase of property and equipment in such period and by a decrease in cash of $24,089 used to pay accrued dividends on the Company's Series A 6% Preferred Stock. See "Results of Operations for the Fiscal Years Ended June 30, 1996 and 1995" above and the Financial Statements filed herewith.

     The funding sources currently available to the Company include operating cash flow and potential additional financings. As noted above, the Company terminated its SB-2 stock offering in September 1996. The Company has no current plans to sell additional shares of capital stock and has no third party financing arrangements in place. Therefore, the Company's sole source of additional cash for the foreseeable future is likely to be its net operating cash flow, if any. Principal uses of working capital will include payment of the Company's general and administrative expenses and the Company's liabilities for accrued and unpaid dividends on its outstanding shares of Series A 6% Preferred Stock.

     The Company believes that its existing cash balances and net cash flows from operations (if any) will be sufficient to meet the Company's cash requirements for the next 12 months. However, the foregoing and the Company's ability to operate profitably are subject to material uncertainties due to federal and state regulations and regulatory proceedings which could have a material adverse impact on the Company. The Company is unable to determine whether pending federal or state regulatory measures will be adopted or the exact nature of the regulatory measures, if any. However, the Company believes that these matters could have a material adverse impact on the Company and its operations and could prevent the Company from continuing its payphone operations. See "Item 1-Description of Business-Regulation" and "--Results of Operations for the Fiscal Years Ended June 30, 1996 and 1995." The Company is exploring various business combinations which might result in the Company's sale of all or a portion of its pay telephone assets and the Company's use of proceeds received from that sale to enter a new line of business. The Company has not entered into any agreement concerning the foregoing, and there may be no assurance that such an agreement will be entered into by the Company.

Item 7. Financial Statements.

            The following financial statements are attached hereto and incorporated herein:
                                                                    Page

Independent Auditors' Report . . . . . . . . . .  . . . . . . . .    F-3

Balance Sheets for the years ended June 30, 1996 and 1995 . . . .    F-4

Statements of Operations for the Years Ended June 30, 1996,
 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .   F-5

Statements of Stockholders' Equity for the years ended June 30,
 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .   F-6

Statements of Cash Flows for the years ended June 30, 1996,
 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . .  F-8


Item 8. Changes in and Disagreements With Accountants.

None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons.
General

The following information is provided for the Company's executive officers and directors at September 27, 1996:

     David Westfere, 30, has been President, Chief Executive Officer, Chief Executive Officer and a director of the Company since April 6, 1995. He was the Company's General Manager of Operations from January 1991 until April 6, 1995. From 1988 until 1990, he was the route supervisor for the Company's pay telephone operation in Bakersfield, California, and from 1990 until 1991 he was the route supervisor of the Company's pay telephone operation in Phoenix, Arizona.

Ramona Westfere, 44, has been a director and Secretary/Treasurer of the Company since April 6, 1995. From 1989 to April 6, 1995, she was employed by the Company as an administrative assistant to a former officer and director of
the Company during such period.   Ms. Westfere is Mr. Westfere's wife.

Todd D. Chisholm, 34, has been a director of the Company since June 27, 1995. From June 1990 until September 1992, he was employed as a staff accountant by Orton & Company, Certified Public Accountants, in Salt Lake City, Utah, and from September 1992 until June 1994, he was employed as audit manager by Jones, Jensen, Orton & Company, Certified Public Accountants, in Salt Lake
City.   From June 1994 to the present, Mr. Chisholm has been self-employed as a certified public accountant in Salt Lake City. From April 1995 to the present, he has also been Vice-President and Chief Financial Officer of The Solarium, Inc., a privately held tanning salon.

Mr. and Mrs. Westfere were appointed as directors of the Company on April 6,
1995 by the Company's sole remaining director at the time.   Mr. Chisholm was
appointed as a director on June 27, 1995 by Mr. and Mrs. Westfere, who were the Company's sole remaining directors at the time of such appointment.

The term of office of each director is one year or until his successor is elected at the annual meeting of shareholders of the Company. All officers of
the Company serve at the pleasure of the Company's Board of Directors.   The
Board of Directors has no nominating, audit or compensation committee.

Compliance with Section 16(a) of the Exchange Act

For the fiscal year ended June 30, 1995, Teletek, Inc., a 10% owner of the Company's Common Stock during such fiscal year, failed to file a Form 3 on a timely basis. Said party failed to file a Form 3 upon the Company registering its Common Stock pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, on or about July 12, 1994. Teletek, Inc. has also failed to file a Form 5 for such fiscal year and for the fiscal year ended June 30, 1996.

Item 10.  Executive Compensation.

The following table sets forth the aggregate executive compensation earned by or paid to former management of the Company for the fiscal years ended June 30, 1995 and 1994:

                              Annual Compensation

                                                                     Other
                                                                    Annual
                     Name and Principal                            Compen-
                     Positions          Year     Salary     Bonus  sation
                     Michael G. Swan     1995                    $39,500(2)(3)
                     President(1)

                                         1994


     (1) Mr. Swan was the Chief Executive Officer and a director of the Company during the fiscal year ended June 30, 1994 and for that portion of the fiscal year ended June 30, 1995 until his resignation as an officer and director of the Company on April 6, 1995.

(2) Of this amount, $24,500 was paid to Higgins Family Limited Partnership, and the balance was paid to Mr. Swan in connection with a consulting agreement between the Company and Mr. Swan commencing April of 1995.

(3) The Company paid no long-term compensation to Mr. Swan for the periods reported.

The following table sets forth the aggregate executive compensation earned by or paid to current management of the Company for the fiscal years ended June 30, 1996, 1995 and 1994:

                                 Annual Compensation

                                                            Other
                                                            Annual
     Name and Principal                                     Compen-
     Positions               Year     Salary     Bonus      sation

     David Westfere,
     President(1)(2)         1996     $ 32,440          0  $ 46,972(3)

                             1995     $ 32,400   $ 16,000  $ 35,031(4)

                             1994     $ 32,400   $ 11,000  $ 21,336(5)


(1) Mr. Westfere was appointed Chief Executive Officer and a director of the Company on April 6, 1995. He was the Company's general manager of operations during the fiscal year ended June 30, 1994 and during the portion of the fiscal year ended June 30, 1995 prior to being appointed Chief Executive Officer of the Company.

(2) The Company did not pay any long-term compensation to Mr. Westfere during the above periods.

(3) The Company paid health insurance premiums of $5,972 for Mr. Westfere and his family during this period. The Company also paid a total of $36,000 to C&N, Inc., a company controlled by Mr. Westfere, for property management services related to the Company's leased office and warehouse facilities during such period. See "Item 12-Certain Relationships and Related Transactions." This figure also includes a $5,000 bonus paid to Mr. Westfere and each of the Company's other directors for services rendered as directors during the fiscal year ended June 30, 1996.

     (4) During such period, the Company paid (i) health insurance premiums for Mr. Westfere and his family of $8,331; (ii) a car allowance of $8,700 to Mr. Westfere; (iii) fees for property management services related to the Company's leased office and warehouse facilities of $6,000 to Mr. Westfere and $12,000 to C&N, Inc., a corporation controlled by Mr. Westfere.

     (5) During such period, the Company paid (i) health insurance premiums for Mr. Westfere and his family of $6,936; and (ii) a car allowance of $14,400 to Mr. Westfere.

No other executive officer of the Company received any compensation exceeding $100,000 for the fiscal years ended June 30, 1996, 1995 or 1994.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. In December 1995, the company paid a $5,000 bonus to each of the Company's directors for their services as directors during the fiscal year ended June 30, 1996. No other fees have been paid to the Company's directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information concerning the Common Stock ownership as of September 27, 1996, of (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; (iii) each of the Company's executive officers; and (iv) directors and executive officers of the Company as a group:

     Name and Address        Amount and Nature of
     of Beneficial Owner     Beneficial Ownership     Percent of Class
     Oak Holdings, Inc.          2,500,000(1)                47.4%
     Apartado 63685
     Panama, Republic of Panama

     Grafton Holdings S.A.       2,500,000(2)                47.4%
     Apartado 63685
     Panama, Republic of Panama

     Peter Robin Baily           2,500,000(3)                47.4%
     Apartado 6-4569
     Panama City, Republic of Panama

     Pedro Coranado
     Apartado 6-2495             2,500,000(4)                47.4%
     Panama City, Republic of Panama

 (1)  These shares are held directly and of record by Oak Holdings, Inc.

 (2) These shares are held directly and of record by Oak Holdings, Inc. Grafton Holdings S.A. ("Grafton") has indicated that it has direct beneficial ownership of such shares. However, the Company believes that Grafton has indirect ownership of such shares as the sole corporate director of Oak Holdings, Inc. As the sole corporate director of Oak Holdings, Inc., Grafton has represented to the Company that it is responsible for the management of Oak Holdings, Inc.

 (3)  These shares are held directly and of record by Oak Holdings, Inc.
Mr. Baily has indicated to the Company that he has indirect beneficial ownership of such shares by virtue of being a controlling shareholder of Oak Holdings, Inc. with Pedro Coronado.

 (4) These shares are held directly and of record by Oak Holdings, Inc. Mr. Coranado has indicated to the Company that he has indirect beneficial ownership of such shares by virtue of being a controlling shareholder of Oak Holdings, Inc.

     Teletek, Inc.            6,138,257(5)            58.9%
     3340 Topaz Street
     Suite 2 1 0
     Las Vegas, NV 89121

     Higgins Family Limited
     Partnership                235,230(6)              4.5%
     2654 East Topaz Square
     Las Vegas, NV 89121

     Michael G. Swan            487,198(7)              9.2%
     2654 East Topaz Square
     Las Vegas, Nevada 89121

     Todd D. Chisholm                 0                  N/A
     50 West Broadway
     Suite 1130
     Salt Lake City, Utah 84101

      (5) Of these shares, a total of 992,065 shares are held of record by Teletek, Inc. ("Teletek"). Based solely upon the foregoing shares, Teletek, Inc. currently owns approximately 18.8% of the total issued and outstanding shares of Common Stock of the Company (5,277,099 shares). In addition, Teletek owns 727 shares of the Company's Series A 6% Preferred Stock. These shares of Series A 6% Preferred Stock are convertible at 75% of the average bid prices of the Common Stock for the ten trading days immediately prior to conversion based upon the cash amount attributable to such shares and any unpaid interest. The cash amount of such preferred shares, plus unpaid interest, as of September 27, 1996, was approximately $1,929,822. The average bid price of the Company's Common Stock on the 10 trading days immediately prior to September 27, 1996 was $.50 per share. Therefore, based upon the conversion price of $.375 per share, the shares of Series A 6% Preferred Stock owned by Teletek would be convertible into a total of 5,146,192 shares of the Company's Common Stock. In that event, Teletek would own a total of 6,138,257 shares of Common Stock, or 59.8% of the total issued and outstanding shares of Common Stock of the Company.

  (6) These shares are held of record by this entity. Michael Swan, a former Chief Executive Officer and director of the Company, is the general partner of the Partnership and controls the disposition of the shares owned by the Partnership. Mr. Swan may therefore be deemed to be a beneficial owner of such shares.

  (7) Represents (i) 237,198 shares owned by the Higgins Family Limited Partnership, of which Mr. Swan is the General Partner; and (ii) 250,000 shares which may be purchased by Mr. Swan upon the exercise of stock options which are currently exercisable.

     David Westfere                   10,000(8)          (9)
     1725 West Third Street
     Tempe, AZ 85281

     Ramona Westfere                  10,000(8)          (9)
     1725 West Third Street
     Tempe, AZ 85281

     Directors and Executive          10,000             (9)
     Officers as a Group
     (3 Persons)

     (8) These shares are owned jointly by Mr. and Mrs. Westfere, husband and wife.
     (9)  Less than 1%.

          As of September 27, 1996, the Company had outstanding 727 shares of Series A 6% Preferred Stock, all of which shares were owned of record by Teletek, Inc.

          There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company.
However, if at any time Teletek should elect to convert its shares of Series A
6% Preferred Stock into shares of Common Stock, control of the Company would change to that entity upon such conversion. See Footnote 5 to the Table immediately above.

Item 12.  Certain Relationships and Related Transactions.

The Company pays $3,000 per month to C&N, Inc. ("C&N"), an Arizona corporation, for property management services at the Company's two office/warehouse facilities.  The Company paid C&N a total of $36,000 under this agreement during the fiscal year ended June 30, 1996.  Mr. Westfere, an officer and director of the Company, is the president of C&N, and Mr. and Mrs.
Westfere and their minor children are C&N's sole shareholders.  The agreement between the Company and C&N commenced on  January 1, 1995, and is renewable
from year to year.   The agreement was negotiated between Mr. Westfere and
former management of the Company as part of the total compensation package for
Mr. and Mrs. Westfere.  It is believed that the terms of the agreement are more favorable to Mr. and Mrs. Westfere than the Company could obtain with a non-affiliated party.

Mr. Chisholm, a director of the Company, performs accounting services for the Company. He is paid a flat fee of $920 per month for compilation and payroll services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement are at least as favorable as terms that could be obtained with a non-affiliated party.


     On April 6, 1995, the Company entered into a Consulting Agreement with
Mr. Swan, who was a director of the Company and the Company's Chief Executive
Officer until his resignation on that same date.   Pursuant to the Consulting
Agreement, Mr. Swan served as a financial consultant and advisor to the
Company in return for the Company's payment of a monthly consulting fee of
$5,000 and the Company's reimbursement of Mr. Swan's reasonable business expenses on behalf of the Company.  Mr. Swan also received options to purchase
250,000 shares of the Company's Common Stock at the then-current market price for the Company's Common Stock.  The Consulting Agreement had a term of three years commencing in April 1995.  The Company paid Mr. Swan $60,000 in consulting fees and reimbursed Mr. Swan (through an entity controlled by Mr.
Swan, High Desert Holdings, Inc.) for $8,092 in business expenses incurred during the fiscal year ended June 30, 1996.  On October 3, 1996, the Company and Mr. Swan entered into a Severance Agreement, pursuant to which: (a) the
Consulting Agreement was terminated; (b) Mr. Swan is expressly prohibited from performing any services for the Company, or from representing himself to be an agent or representative of the Company, without the prior written consent of
Mr. Westfere, the Company's Chief Executive Officer; and (c)  the Company
agreed to pay Mr. Swan $5,000 per month through the original term of the
Consulting Agreement (April 1998).  The Company may terminate the Severance
Agreement in the event Swan (i) breaches the Severance Agreement, (ii) is convicted of a felony involving or related to Swan's previous employment with the Company or services provided by Swan for the benefit of or related to the
Company; or (iii) dies.  See also "Item 3-Legal Proceedings" for additional information concerning legal proceedings involving the Company and Mr. Swan.
The Severance Agreement is filed as Exhibit 10.5 hereto.

Item 13.  Exhibits List and Reports on Form 8-K.

(a)     The following exhibits are furnished with this Report pursuant to Item
601 of Regulation
S-B:
Exhibit No.              Description of Exhibit                        Page

3(i)          Articles of Incorporation, as amended                     *

3(ii)         By-Laws of the Company, as currently in effect            *

3(iii)        Certificate regarding Series A 6% Preferred Stock        ***

4(a)          Form of certificate evidencing shares of Common Stock     *

4(b)          Form of certificate evidencing shares of Series A 6%     ***
              Preferred Stock

10.1          Assignment and Assumption of Liabilities Agreement        **

10.2          Stock Purchase Agreement dated April 3, 1995 between Oak ****
              Holdings and Teletek, Inc.


10.3         Consulting Agreement dated April 6, 1995, between the     ****
             Company and Michael Swan

10.4         Consulting Agreement dated January 1, 1995, between the   ***
             Company and C&N, Inc.

10.5         Severance Agreement dated October 3, 1996 between the   Page __
             Company and Michael Swan

10.6         Form 12b-25 dated September 26, 1996                   *****

* Incorporated by reference to the exhibits filed with the Company's registration statement on Form 10-SB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on May 13, 1994.

**     Incorporated by reference to the exhibits filed with the Company's 1994 annual report on Form 10-KSB (Commission File No. 0-24138) filed with the
Securities and Exchange Commission on October 13, 1994.

***    Incorporate by reference to the exhibits filed with the Company's registration statement on Form SB-2 (Commission File Number 33-85884).

****  Incorporated by reference to the exhibits filed with the Company's
Current Report on Form 8-K (Commission File No. 0-24138) filed with the
Securities and Exchange Commission  on April 12, 1995.

***** Incorporated by reference to the Company's Form 12b-25 dated September
26, 1996.


(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNITED PAYPHONE SERVICES, INC.

                                               By /s/ David D. Westfere
                                                  David D. Westfere

                                     Its President and Chief Executive Officer

                                     Date:  October 11, 1996.


                                              By:  /s/ Ramona Westfere
                                                   Ramona Westfere

                                Its Principal Accounting and Financial Officer


                                Date: October 11, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By: /s/ David D. Westfere                                  October 11, 1996
David D. Westfere, Director

By: /s/ Ramona Westfere                                    October 11, 1996
Ramona Westfere, Director

By: /s/ Todd D. Chisholm                                   October 11, 1996
Todd D. Chisholm, Director


       F1



                           UNITED PAYPHONE SERVICES, INC.

                               FINANCIAL STATEMENTS

                             June 30, 1996 and 1995


       F2

                                 C O N T E N T S

                                                              Page
INDEPENDENT AUDITORS' REPORT                                    3

BALANCE SHEETS                                                  4

STATEMENTS OF OPERATIONS                                        5

STATEMENTS OF STOCKHOLDERS' EQUITY                              6

STATEMENTS OF CASH FLOWS                                        7

NOTES TO FINANCIAL STATEMENTS                                   8


       F3



                        INDEPENDENT AUDITORS' REPORT


Officers and  Directors
United Payphone Services, Inc.
Tempe, Arizona


We have audited the balance sheet of United Payphone Services, Inc. as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Payphone Services, Inc. as of June 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. The financial statements of United Payphone Services, Inc. as of June 30, 1995, were audited by other auditors whose report dated August 28, 1995, expressed an unqualified opinion on those statements.





Salt Lake City, Utah
July 26, 1996


       F4

                        UNITED PAYPHONE SERVICES, INC.
                               BALANCE SHEETS
                          June 30, 1996 and 1995


                                           1996                 1995
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents           $     694,293      $     184,999
  Trade accounts receivable                  29,524             53,310
  Prepaid expenses                            5,000              8,216
          TOTAL CURRENT ASSETS              728,817            246,525

PROPERTY AND EQUIPMENT                      707,204            876,977

OTHER ASSETS
  Deposits                                    2,106              3,216


TOTAL ASSETS                        $     1,438,127    $     1,126,718

The accompanying notes are an integral part of these financial statements

       F5

                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                            1996                1995

CURRENT LIABILITIES
  Accounts payable                   $      106,997       $    151,982
  Accrued expenses                           32,212             16,978
  Accrued preferred dividends                84,967                -
  Current portion of long-term liabilities      770                -
          TOTAL CURRENT LIABILITIES         224,946            168,960

LONG-TERM LIABILITIES                       173,201            169,443
COMMITMENTS AND CONTINGENCIES               132,442            132,442
          TOTAL LIABILITIES                 530,589            470,845

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, 6%
   cumulative convertible, non-voting
   Authorized 100,000 shares, issued
   727 shares at stated value             1,817,591          1,817,591
  Common stock, par value $.001
   Authorized 50,000,000 shares,
   issued 5,277,099 and 4,666,099
   shares, respectively                       5,277              4,666
  Capital in excess of par value          3,039,921          2,587,282
  Retained earnings (deficit)            (3,955,251)        (3,753,666)
          TOTAL STOCKHOLDERS' EQUITY        907,538            655,873

          TOTAL LIABILITIES
                AND EQUITY          $     1,438,127      $   1,126,718

The accompanying notes are an integral part of the financial statements


       F6

                        UNITED PAYPHONE SERVICES, INC.
                         STATEMENTS OF OPERATIONS
                  Years ended June 30, 1996, 1995 and 1994

                            1996                 1995                 1994

INCOME
  Coin collection   $     1,455,517      $     1,372,382      $     1,223,473
  Operator services         635,212              701,862              562,744
  Service fees               36,845                  -                   -
                          2,127,574            2,074,244            1,786,217
  Cost of sales             988,876              954,385              965,798
          GROSS PROFIT    1,138,698            1,119,859              820,419

EXPENSES
  General and
   administrative expenses  966,778              945,894              930,941
  Depreciation and
   amortization             319,518              438,331              412,426
                          1,286,296            1,384,225            1,343,367
      OPERATING LOSS       (147,598)            (264,366)            (522,948)

OTHER INCOME (EXPENSE)
  Miscellaneous income       48,499               12,095               32,676
  Interest income             2,995                4,041                3,743
  Gain on sale of equipment   3,625               58,117                  -
  Loss from litigation          -                   -                (258,429)
                             55,119               74,253             (222,010)
Net loss before income taxes(92,479)            (190,113)            (744,958)

Income tax expense               50                   50                  880

          NET LOSS          (92,529)            (190,163)            (745,838)

Preferred dividends         109,056              109,278                4,481

  NET LOSS ATTRIBUTABLE
   TO COMMON STOCK      $  (201,585)      $     (299,441)     $      (750,319)

  NET LOSS PER SHARE    $      (.04)      $         (.06)     $          (.16)

  WEIGHTED AVERAGE
   SHARES OUTSTANDING     4,734,544            4,666,099            4,666,099

Certain 1995 and 1994 items have been reclassified to conform to the 1996 presentation

The accompanying notes are an integral part of the financial statements

       F7

                       UNITED PAYPHONE SERVICES, INC.
                    STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years ended June 30, 1996, 1995 and 1994

                                                              Capital in
                                     Common Stock              Excess of
                                 Shares       Amount           Par Value

Balance at 6/30/93             4,716,099    $    4,716        $  2,658,032


Issuance of preferred
 stock to related party
 for relief of debt                 -              -                -

Capital contribution
 by stockholder                     -              -                52,000

Cancellation of common
 shares in lieu of payment
 of note receivable              (50,000)          (50)            (32,750)

Preferred dividends                 -               -                -

Net loss for year ended
 6/30/94                            -               -                -

Balance at 6/30/94             4,699,099         4,666           2,587,282

Preferred dividends                 -               -                -

Net loss for year ended
6/30/95                             -               -                -

Balance at 6/30/95             4,666,099         4,666           2,587,282

Issuance of common
 stock with warrants
 attached for $.75
 per unit                        611,000           611             457,639

Cost of stock offering               -              -               (5,000)

Preferred dividends                  -              -                  -

Net loss for year ended
 6/30/96                             -              -                  -

Balance at 6/30/96              5,277,099        5,277           3,039,921


Certain 1995 and 1994 items have been reclassified to conform to the 1996 presentation

The accompanying notes are an integral part of the financial statements


       F8

                            UNITED PAYPHONE SERVICES, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                       Years ended June 30, 1996, 1995 and 1994

                                             Retained            Total
                            Preferred        Earnings        Stockholders'
                              Stock          (Deficit)         (Equity)
Balance at 6/30/93        $      -         $ (2,703,906)    $    (131,158)

Issuance of preferred
 stock to related party
 for relief of debt        1,817,591              -             1,817,591

Capital contribution
 by stockholder                  -                -                52,000

Cancellation of common
 shares in lieu of payment
 of note receivable              -                -               (32,800)

Preferred dividends              -               (4,481)           (4,481)

Net loss for year ended
 6/30/94                         -             (745,838)         (745,838)

Balance at 6/30/94         1,817,591         (3,454,225)          955,314

Preferred dividends              -             (109,278)         (109,278)

Net loss for year ended
 6/30/95                         -             (190,163)         (190,163)

Balance at 6/30/95         1,817,591         (3,753,666)          655,873

Issuance of common
 stock with warrants
 attached for $.75
 per unit                        -                -               458,250

Cost of stock offering           -                -                (5,000)

Preferred dividends              -             (109,056)         (109,056)

Net loss for year ended
 6/30/96                         -              (92,529)          (92,529)

Balance at 6/30/96         1,817,591         (3,955,251)          907,538


Certain 1995 and 1994 items have been reclassified to conform to the 1996 presentation

The accompanying notes are an integral part of the financial statements

       F9

                       UNITED PAYPHONE SERVICES, INC.
                               STATEMENTS OF CASH FLOWS
                       Years ended June 30, 1996, 1995 and 1994

                                         1996           1995          1994
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Cash received from coin
   collections and services           $2,151,361     $2,096,318    $1,787,490
  Cash received from interest
   and other income                       51,493         16,136        36,419
                                       2,202,854      2,112,454     1,823,909
   Less cash paid for:
    Cost of sales                      1,033,861        915,079       981,837
    General and administrative
     expenses                            947,162        807,699       676,483
    Interest costs                            56          1,148           499
    Income taxes paid
     to governments                           50             50           880
                                       1,981,129      1,723,976     1,659,699
  Net cash flows from operating
   activities                            221,725        388,478       164,210

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment    (148,210)      (480,913)     (306,668)
  Sale of property and equipment           7,500         74,500           -
  Cash paid for deposits                    -              (979)          -
          Net cash used by
           investing activities         (140,710)      (407,392)     (306,668)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                       -           125,294       296,020
  Cash used to reduce
   short-term borrowing                     -           (13,496)          -
  Cash used to reduce
   long-term liabilities                    (882)           -         (59,669)
  Cash used to pay dividends             (24,089)      (113,759)          -
  Capital contributed by shareholder        -               -          52,000
  Cash received from issuance of stock   453,250            -             -
          Net cash flows from (used by)
           financing activities          428,279         (1,961)      288,351

          NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS      509,294        (20,875)      145,893
          CASH AND CASH EQUIVALENTS
          AT BEGINNING OF YEAR           184,999        205,874        59,981

          CASH AND CASH EQUIVALENTS
          AT END OF YEAR             $   694,293    $   184,999   $   205,874

NON-CASH FINANCING ACTIVITIES
During the year ended June 30, 1996 the Company acquired office equipment with a cost of $5,410 through a capital lease.
During the year ended June 30,1994 the Company paid for expenses totaling $449,318 by issuing common stock and retired debt totaling $1,817,591 by issuing preferred stock. During the same year a note receivable was settled by cancelling common stock.

Certain 1995 and 1994 items have been reclassified to conform to the 1996 presentation

The accompanying notes are an integral part of the financial statements

       F10

                       UNITED PAYPHONE SERVICES, INC.
                      NOTES TO FINANCIAL STATEMENTS
                        June 30, 1996 and 1995

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES
The Company's accounting policies conform to generally accepted accounting principles. The following policies are considered to be significant:

     Nature of Operations
United Payphone Services, Inc. operates private pay telephones in the Phoenix and Tucson, Arizona areas. The Company was incorporated on July 24, 1987 as a Nevada corporation under the name KTA Corporation. In February, 1989 the Company began operating pay telephones in the Reno, Nevada area. On September 25, 1989 the Company changed its name to United Payphone Services, Inc. Since that time operations have been moved to Arizona. Prior to May, 1996 the controlling shareholder was Oak Holdings, Inc. Because of the May, 1996 stock offering, Oak Holdings' interest fell below 50%.

     Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. In these financial statements, assets, liabilities, and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of less than three months.

     Accounts Receivable
Accounts receivable balances considered uncollectible are written off and bad debt expense is recognized using the direct write-off method. No allowance for uncollectible accounts is recognized. The difference between the direct write-off method and the allowance method is not considered material.

     Revenue Recognition
Revenue is recognized upon receipt of coin and rendering of telephone service.

     Depreciation
Depreciation expense is computed using the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives.

       F11

                          UNITED PAYPHONE SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1996 and 1995

NOTE 1 -     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Depreciation (continued)
Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

     Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income tax charges and credits. Deferred tax assets are evaluated for their potential future benefit to the Company and valuation allowances are established based on such analysis.

     Net Loss Per Common Share
Net loss per common share is calculated by dividing net loss attributable to common stock (net loss adjusted by preferred dividends) by the weighted average number of common shares outstanding. The calculation of fully diluted net loss per share was antidilutive in each period presented, and therefore, the same as primary loss per share.


NOTE 2 -     CASH AND CASH EQUIVALENTS
The Company maintains cash balances at banks in Arizona and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1996, the Company's uninsured bank balances total $358,550 ($0 for 1995).

       F12

                      UNITED PAYPHONE SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS
                       June 30, 1996 and 1995

NOTE 3 -     PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 1996 and 1995 are detailed in the following summary:

                                        Accumulated          Net Book
 1996                       Cost         Depreciation           Value
 Furniture and fixtures $     22,544      $     11,569      $    10,975
     Office equipment         92,536            59,578           32,958
     Automobiles              64,804            37,785           27,019
     Payphones             1,650,865         1,559,959           90,906
     Payphone accessories    379,002           179,842          199,160
     Payphone installations  475,554           161,004          314,550
     Property improvements    32,121             5,084           27,037
     Equipment under capital
      leases                   5,410               811            4,599

                     $     2,722,836      $  2,015,632       $  707,204

                                        Accumulated           Net Book
 1995                        Cost       Depreciation           Value
 Furniture and fixtures $     21,337      $    8,497      $     12,840
     Office equipment         87,728           51,349           36,379
     Automobiles              56,101           31,279           24,822
     Payphones             1,633,846        1,429,808          204,038
     Payphone accessories    337,201          118,885          218,316
     Payphone installations  407,506           56,295          351,211
     Property improvements    31,743            2,372           29,371

                     $     2,575,462      $ 1,698,485      $   876,977


NOTE 4 -     LONG-TERM LIABILITIES

                                                   1996                 1995
 Note payable to related party,  principal and
  interest due September, 1997, bearing
  interest at 8%, unsecured                  $     55,683        $     55,683

  Note payable to related party, principal and
   interest due September, 1997, bearing
   interest at 8%, unsecured                      113,760             113,760

       F13

                          UNITED PAYPHONE SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1996 and 1995

NOTE 4 -     LONG-TERM LIABILITIES (CONTINUED)

                                                  1996                 1995
 Capital lease payable to vendor in monthly
  installments of $106, due December, 2001,
  bearing interest at 12%, secured by
  equipment                                       4,528                  -
                                                173,971               169,443
     Less current portion                          (770)                 -

     Long-term portion                    $     173,201         $     169,443

     Maturities of long-term liabilities over the next five years are as follows:

               1997                                    $     770
               1998                                      170,311
               1999                                          978
               2000                                        1,102
               2001                                          810
               Thereafter                                     -

              Total long-term liabilities              $ 173,971

Future minimum lease payments under capital leases together with the present value of the net minimum payments as of June 30, 1996 are as follows:

               1997                                $     1,272
               1998                                      1,272
               1999                                      1,272
               2000                                      1,272
               2001                                        848
               Total minimum lease paymets               5,936
                Less amount representing interest       (1,408)

               Present value of net minimum lease
                payments (current portion of $770) $     4,528


       F14

                           UNITED PAYPHONE SERVICES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                             June 30, 1996 and 1995

NOTE 5 -     COMMITMENTS AND CONTINGENCIES (CONTINUED)
     Contingent liability
In March, 1993, the Arizona Department of Revenue assessed a sales tax deficiency of $73,680 against the Company for the period from January 1, 1990 through January 31, 1993 with respect to coin revenues from privately operated payphones. A timely protest was filed with the Department of Revenue seeking abatement of the entire assessment.

At issue is the taxability of the coin revenue under the classification of telecommunications. Under Arizona law, telecommunications is defined as the transmitting of a signal. Since the Company's pay telephones use the signal of the local exchange carrier, legal counsel believes that the Company's operations do not constitute intrastate telecommunication services and therefore are not subject to sales tax as such.

The Company's protest has been consolidated with those of seven other private pay telephone operators. At the first administrative hearing the hearing officer ruled in favor of the taxpayers. Upon review the Director of the Department of Revenue reversed the decision of the hearing officer. An appeal was made before the Arizona State Board of Tax Appeals in October, 1995. The Board of Appeals has not yet issued a decision.

The Department of Revenue has abated the penalties assessed in connection with the original deficiency assessment. Management believes that a compromise will ultimately be reached and that the accrued contingent liability of $132,442 will be sufficient to settle the matter.

     Operating lease
The Company has entered into a long-term operating lease for its corporate headquarters and operations facility in Tempe, Arizona. The lease calls for monthly lease payments of $3,030. The minimum lease obligation over the next five years is summarized below:

               1997                   $     36,365
               1998                         36,365
               1999                         30,304
               2000                            -
               2001                            -

     Consulting Agreement
A long-term consulting agreement has been entered into with an individual. The agreement calls for the payment of a monthly consulting fee of $5,000. The agreement runs through April, 1998.

       F15

                        UNITED PAYPHONE SERVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           June 30, 1996 and 1995

NOTE 6 -     CAPITAL STOCK
     Preferred Stock
The Company has outstanding 727 shares of cumulative, convertible, preferred stock at June 30, 1996 and 1995. Cumulative dividends at 6% are payable annually. Dividends are in arrears to the amount of $84,967. Each share of preferred stock is convertible at the option of the holder at a rate equal to 75% of the average bid price of the common shares for the ten days prior to the conversion date. The preferred stock is redeemable by the Company at the cash price paid for the shares plus the amount of any dividends accumulated and unpaid as of the date of redemption.

     Warrants
Stock purchase warrants were issued in connection with the May, 1996 issuance of common stock. The offering was made in units consisting of two shares of common stock, on class A warrant and one class B warrant. Each class A warrant entitles the holder to purchase one share of common stock at $1.25 per share and expires in January, 1998. Each class B warrant entitles the holder to purchase one share of common stock at $1.31 per share and expires in January, 1999.


NOTE 7 -     INCOME TAXES
The Company used an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and income tax bases for assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future income tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred income tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.


       F16

                        UNITED PAYPHONE SERVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           June 30, 1996 and 1995

NOTE 7 -     INCOME TAXES (CONTINUED)
Income taxes payable as of June 30, 1996 and 1995 are detailed in the following summary:

                                           1996                 1995
     Currently payable                   $     50             $     50

     Deferred income tax liability       $     -              $     -

     Deferred income tax asset          1,257,000                   -
     Valuation allowance               (1,257,000)                  -
     Net deferred income tax asset             -                    -

     Net deferred income tax liability   $     -              $     -


The deferred tax assets result from net operating loss carryforwards available.

At June 30, 1996, the Company had net operating loss carryforwards available to offset future income taxes totaling $2,805,251 expiring from 2003 and 2011.

The Company's income tax expense differed from the statutory federal rate of 34% due to state income taxes, and carryfowards of prior year net operating losses.



       F17

                         UNITED PAYPHONE SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1996 and 1995

NOTE 8 -     CASH FLOWS FROM OPERATING ACTIVITIES
The following schedule reconciles net loss as reported in the accompanying statements of operations with net cash flows from operating activities in the statements of cash flows:

                              1996                 1995               1994
 Net loss              $     (92,529)     $     (190,163)     $     (745,838)

 Adjustments to reconcile
  net loss to net cash
  flows from operating
  activities:
 Depreciation and amortization
  expense                    319,518              438,331             412,426
 Bad debt                        -                   -                  5,052
 Issuance of stock for expense   -                   -                449,318
 Gain on sale of equipment    (3,625)             (58,117)            (11,661)
 (Increase) decrease in assets:
 Accounts receivable          23,787               22,074              14,873
 Prepaid expenses and deposits 4,326               54,570               6,254

Increase (decrease) in liabilities:
 Accounts payable            (44,985)              39,306             (16,039)
 Accrued expenses             15,233               82,477              49,825

    Net cash flows from
     operating activities $  221,725        $     388,478      $      164,210


       F18

                           UNITED PAYPHONE SERVICES, INC.
                           NOTES TO FINANCIAL STATEMENTS
                              June 30, 1996 and 1995

NOTE 9 -     FAIR VALUES OF FINANCIAL INSTRUMENTS
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at June 30, 1996 are as follows:

                                 Carrying               Fair
                                 Amounts               Values
Cash and cash equivalents      $  694,293          $  694,293
Long-term debt including
  current maturities              173,971             179,971
Preferred stock                 1,817,591           2,536,744
Warrants, Class A                    -                  3,055
Warrants, Class B                    -                  3,055

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents
The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

Long-term Debt
The fair values of the long-term debt are estimated using discounted cash flow analyses based on the Company's incremental borrowing rate as the discount rate.

Preferred Stock
The Company's preferred stock is not publicly traded and therefore a fair value is not readily available. Based on the conversion ratio of the preferred stock and the current market value of the common stock, a fair value estimate was determined.

Warrants
The fair value of the stock purchase warrants was estimated based on the redemption value of the warrants. During the first 30 days after the issuance of the warrants the Company had the right to redeem the warrants at $.01 per warrant. This is the basis of the fair value estimate.


       F19

                        UNITED PAYPHONE SERVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                           June 30, 1996 and 1995

NOTE 10-     RELATED PARTY TRANSACTIONS
The Company has entered into an agreement with C & N, Inc., to provide management services for $3,000 per month. C & N, Inc., is a related party by virtue of the ownership of C & N, Inc. being Officers and Directors of the Company.

As described in Note 4, the Company has notes payable to a related party. The related party is Teletek, Inc., who is a significant shareholder in the Company.

As described in Note 5, the Company has entered into a consulting agreement with an individual. The individual is a related party by virtue of stock ownership in the Company.

During July, 1995 the Company loaned $20,000 to the Company's president. The amount was subsequently repaid with interest in December, 1995.

                                SEVERANCE AGREEMENT


THIS SEVERANCE AGREEMENT (the "Agreement") is entered into on October __,
1996, by and between UNITED PAYPHONE SERVICES, INC., a Nevada corporation (the "Company"), and MICHAEL G. SWAN ("Swan").
RECITALS
     A.  The Company and Swan are parties to a Consulting Agreement dated
         April 7, 1995 (the "Consulting Agreement"), pursuant to which Swan has provided financial consulting and advisory services to the Company.
     B. The Company and Swan believe that it is in their mutual best interests to terminate Swan's services under the Consulting Agreement.
              NOW, THEREFORE, the parties hereby agree as follows:
AGREEMENTS
     1. Termination of Consulting Agreement. The Consulting Agreement is hereby terminated, effective immediately. Additionally, Swan agrees that,without the prior written consent of David Westfere, the President of the Company ("Westfere"), Swan shall not (a) perform any services whatsoever for, or for the benefit of, the Company, or
         (b) represent or hold himself out to bean agent or representative of the Company in any capacity whatsoever. Any breach by Swan of this Paragraph 1 shall entitle the Company to terminate this Agreement and terminate any further payments to Swan which would otherwise be required by Paragraph 2 hereof.

     2. Severance Payments. The Company hereby agrees to pay Swan the sum of $5,000 per month, payable on the 15th day of each month, commencing in September 1996 and continuing through April 1998. Swan shall not be entitled to reimbursement of any business or other expenses incurred on or after September 15, 1996, or to any other payments or reimbursements of any nature whatsoever by the Company.
     3. Confidential Information. All confidential information which Swan may now possess or acquire in the future concerning the Company shall not be disclosed by Swan to any third person without the prior written consent of Westfere.
     4. Termination. The Company may terminate this Agreement immediately upon written notice to Swan upon the occurrence of any one or more of the following: (a) Swan's breach of this Agreement, including without limitation Swan's breach of Paragraph 1 hereof; (b) Swan's conviction of any felony involving or related to (i) Swan's previous employment with the Company, or (ii) services provided by Swan for the benefit of or related to the Company; or (c) Swan's death.
     5. Entire Agreement. This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements between them concerning such subject matter, and may be modified only by a written instrument duly executed by Westfere on behalf of the Company and Swan.
     6. Notices. Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be mailed by certified mail, return receipt requested, or hand delivered (by messenger or overnight delivery service) to the Company or Swan at the following address:

         If to the Company:

         United Payphones Services, Inc.
         1725 West Third Street
         Tempe, Arizona 85281
         Attention: David Westfere

         If to Swan:

         Michael G. Swan
         c/o High Desert Holdings, Inc.
         3340 Topaz Street
         Suite 210
         Las Vegas, Nevada 89121

7. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.
8. Attorney's Fees. In the event of any dispute or litigation arising hereunder, the successful party in such dispute or litigation shall be entitled to recover its costs and reasonable attorneys' fees from the other party to such dispute or litigation.
9. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Arizona.

         DATED on October __, 1996.

                                  UNITED PAYPHONES SERVICES, INC.

                                  By /s/  David Westfere
                                         David Westfere

                                  Its President

                                                 COMPANY

                                  Michael Swan
                                  Michael Swan