Form 10QSB
period 1996-09-30
UNITED PAYPHONE SERVICES INC
filed 1996-11-19
CIK 923150

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From            to


                 Commission File Number: 0-24138


                  UNITED PAYPHONE SERVICES, INC.
      (Exact Name of Registrant as Specified in its Charter)

            Nevada                                    88-0232816
(State of Other Jurisdiction of                      (I.R.S.Employer
 Incorporation or Organization)                   Identification Number)

          1725 West Third Street, Tempe, Arizona 85281
             (Address of Principal Executive Offices)

                           (602) 829-8777
       (Registrant's telephone number, including area code)

                                 N/A
      (Former name, former address and formal fiscal year,
                  if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

     Yes     X        No


As of October 31, 1996, United Payphone Services, Inc. Registrant had 5,277,099 shares of its $0.001 par value common stock outstanding.
                         Page 1 of 11 sequentially numbered pages

                                                        FORM 10-Q
                                               FIRST QUARTER 1997



                  UNITED PAYPHONE SERVICES, INC.

                              INDEX

PART I. FINANCIAL INFORMATION
                                                                        PAGE

     Balance Sheets - September 30, 1996 and June 30, 1996 ............. 3 - 4

     Statements of Operations for the Three Months
     Ended September 30, 1996 and 1995 .................................   5

     Statement of Cash Flows - for the Three Months
     Ended September 30, 1996 and 1995 ................................. 6 - 7

     Notes to Financial Statements......................................   8

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations .............................................   9

PART II. OTHER INFORMATION

     Item 3(b)  Defaults Upon Senior Securities.........................  10

     Item 5 Other Information...........................................  10

                  UNITED PAYPHONE SERVICES, INC.

                          Balance Sheets

                              ASSETS

                                          September 30,        June 30,
                                              1996               1996
                                           (Unaudited)         (Audited)
CURRENT ASSETS
  Cash                                    $    715,769      $    694,293
  Receivables
    Trade accounts, net of allowance
    for doubtful accounts of $0 at
    September 30, 1996 and June 30, 1996        45,171            29,524
    Related party                                6,000              -
  Prepaid expenses                               6,929             5,000

     Total Current Assets                      773,869           728,817

PROPERTY AND EQUIPMENT                         684,981           707,204

OTHER ASSETS
  Deposits                                       2,106             2,106

     Total Other Assets                          2,106             2,106


TOTAL ASSETS                              $  1,460,956      $  1,438,127


                  UNITED PAYPHONE SERVICES, INC.
                    Balance Sheets (Continued)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                          September 30,         June 30,
                                              1996                1996

CURRENT LIABILITIES
  Accounts payable                        $    118,456      $    106,997
  Accrued expenses                              35,531            32,212
  Accrued preferred dividends                  112,231            84,967
  Current portion of long term debt                793               770

     Total Current Liabilities                 267,011           224,946

LONG TERM DEBT
  Notes Payable-related party                  169,443           169,443
  Capital lease obligation                       3,551             3,758

     Total Liabilities                         440,005           398,147

COMMITMENTS AND CONTINGENCIES                  132,442           132,442

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par,
  6% cumulative, non-voting, class A;
  100,000 shares authorized; 727 shares
  issued and outstanding                     1,817,591         1,817,591

  Common stock, $.001 par value;
  50,000,000 shares authorized;
  5,277,099 shares issued and outstanding        5,277             5,277
  Additional paid-in capital                 3,039,921         3,039,921
  Accumulated deficit                       (3,974,280)       (3,955,251)

     Total Stockholders' Equity                888,509           907,538

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $  1,460,956      $  1,438,127


                  UNITED PAYPHONE SERVICES, INC.
                       Statements of Income
                           (Unaudited)

                                        For the Three Months Ended
                                               September 30,
                                             1996               1995

Net sales                             $     556,011       $   488,053

Less cost of sales                          247,426           230,586

Gross profit                                308,585           257,467

Selling, general and
  administrative expenses                   304,722           342,707

Operating income or (loss)                    3,863           (85,240)

Other income and (expenses), net              4,372               562

Gain on sale of assets                         -                 -

Net income (loss) before income taxes         8,235           (84,678)

Provision for income taxes                     -                 -

Net income or (loss) before preferred
  dividends                                   8,235           (84,678)

Preferred dividends                         (27,264)          (27,264)

Net loss attributed to common stock     $   (19,029)      $  (111,942)


Net income or (loss) per share          $      (.00)      $      (.02)

Weighted Average Shares Outstanding       5,277,099         4,666,099


                  UNITED PAYPHONE SERVICES, INC.
                     Statements of Cash Flows
                           (Unaudited)

                                            For the Three Months Ended
                                                   September 30,
                                             1996               1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $   (19,029)     $   (111,942)

  Adjustments to reconcile net
   loss to net cash used in operating
   activities:
       Depreciation and amortization           52,848           105,091

    Changes in operating assets and
    liabilities (Increase) decrease in
        Receivables - trade and other         (15,647)            9,194
        Prepaid expenses and other             (1,929)            3,784
        Increase (decrease) in
        Accounts payable                       11,459            15,101
        Accrued liabilities                    30,583            21,198

     Net Cash Provided by/(Used in)
      Operating Activities                     58,285            42,426

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment           (30,625)          (40,186)
 Cash paid for notes receivable                (6,000)          (21,000)

      Net Cash Provided by/(Used in)
       Investing Activities              $    (36,625)     $    (61,186)

                  UNITED PAYPHONE SERVICES, INC.
               Statements of Cash Flows (Continued)
                           (Unaudited)

                                           For the Three Months Ended
                                                September 30,
                                                  1996          1995

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable     $       (184)  $    (15,000)

     Net Cash Provided by/ (Used in)
      Financing Activities                        (184)       (15,000)


INCREASE (DECREASE) IN CASH                     21,476        (33,760)

CASH, BEGINNING OF PERIOD                      694,293        184,999

CASH, END OF PERIOD                        $   715,769   $    151,239



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for income taxes              $      -      $       -
   Cash paid for interest                  $       134   $       -


                  UNITED PAYPHONE SERVICES, INC.
                        September 30, 1996



NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

United Payphone Services, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1996, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1996.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without an audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                  UNITED PAYPHONE SERVICES, INC.
                        September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources of the Company

Cash and cash equivalents totaled $715,769 at September 30, 1996 compared to $694,293 at June 30, 1996. The increase in cash was due primarily to cash generated from operations ($58,285). This increase was partially offset by cash used to purchase additional payphone equipment ($30,625).

Long term cash requirements, other than normal operating expenses, are anticipated for the expansion of the payphone base. As discussed in our previous 10-KSB, the Company has received approximately $450,000 from a public offering, designated for use in building the current phone base or acquiring an existing phone base, provided the Company does not sell the assets as explained below in Other Information. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1997.

The Company's principal commitments at September 30, 1996 consisted of obligations under operating leases for facilities.

Results of Operations

Revenues of $556,011 for the first quarter of 1997 increased $67,958 from the
same period last year.   The  gross profit margin increased from 52% in fiscal
96 to 55% for fiscal 97, resulting in an increase in profit margin of $51,118. Management believes that the increase in revenues and increase in profit margin is a result of expanding the telephone base in the Phoenix and Tucson, Arizona, areas. The Company also services another telephone base owned by Amtel Communications for a fee. The fees increased revenues and gross profit margin due to minimal costs associated therewith.

Selling, general and administrative expenses were $304,722 for the first quarter 1997 a decrease of $37,985 over the same period last year. The decrease is primarily due to a decrease in depreciation expenses because of fully depreciated assets. Management was successful in holding other general and administrative costs constant. Management believes that gross revenues will increase during fiscal year 1997 due to the increased number of pay telephones being placed in service. The Company has a current inventory of phones that could be placed in service, bringing the total phones in service to over 1,000.

Management anticipates that general selling and administrative expenses will continue to remain constant or slightly increase through the remaining three quarters of the fiscal year while gross revenues will increase by 5% to 10% in the same time periods.

United incurred a loss of $(19,029) for the first quarter 1997 compared to a loss of $(111,942) for the same timely period a year ago. The Company had net income before preferred dividends of $8,235 for the first quarter 1997 compared to a net loss of ($84,678) a year ago.

                  UNITED PAYPHONE SERVICES, INC.
                        September 30, 1996


There are no seasonal aspects of United's business which had, or are expected to have, a material effect on the financial conditions or results of operations of United.

Plan of Operations

United's goal for 1997 is to find high grossing phone locations for its existing phone inventory currently not in service, and to increase it's payphone base to over 1,000, using the funds received from the recent public offering of the Company's common stock. Management has also been searching for an existing phone base to acquire to increase revenues, gross margin and net income, in order to obtain net income attributable to common shareholders. United intends to aggressively market its payphones in the Arizona market and greatly expand its telephone base in spite of the increased competition from other private pay phone companies. The Company has also been approached by a communications company interested in acquiring our phone base. If a reasonable sum can be reached it is possible that the phone base will be sold and a new line of business will be determined.

PART II OTHER INFORMATION

Item 3(b) Defaults Upon Senior Securities

The Company is 13 months in arrears ($121,318) as of November 14, 1996, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock.


Item 5 Other Information

Pursuant to an Asset Purchase Agreement dated November 15, 1996, the Company will be selling substantially all of its' fixed assets (which constitutes 49% of total assets) to Tru-Tel Communications, LLC., a Nevada limited liability company ("Tru-Tel"). All of the Company's right, title and interest these fixed assets will be transferred to Tru-Tel upon closing. In return, the Company will receive cash payments in the amount of $1,711,250 and a secured promissory note form Try-Tel in the original principal amount of $811,250
(the "Tru-Tel Note"). The Tru-Tel Note will accrue interest at the rate of 8% per annum. Under the terms of the Tru-Tel Note, monthly principal and interest payments, in the aggregate amount of $14,000 per month, are payable to the Company commencing on February 15, 1997, with a final payment of all accrued and unpaid interest and outstanding principal is due January 5, 2002. The Tru-Tel Note will be secured by a lien on all of the purchased assets and will be personally guaranteed by the principals of Tru-Tel. On November 14, 1996, wire transfer instructions were originated by Tru-Tel for payment of the cash consideration. The Company received the cash payment on November 15, 1996.

                UNITED PAYPHONE SERVICES, INC.
                      September30, 1996


Item 5 Other Information (Continued)

The Asset Purchase Agreement prohibits the Company from engaging in, either directly or indirectly, in any business of any kind or nature whatsover which operates public or private pay phones within the state of Arizona. In addition, the Company may not install or maintain any pay phone equipment, or provide related services, for any party to its existing contracts, which are to be sold to Tru-Tel. As a result, upon completion of the asset sale, the Company will have no business operations. The Company currently plans to seek out merger or acquisition candidates in another line of business. However, at this time, the Company does not have any plans for any particular business activity and has not located or negotiated with any potential merger or acquisition candidates.

Indictments of Former Directors, Officers and Accountant

On November 6, 1996, a true bill was returned by the Grand Jury in the United States District Court in Nevada against Michael G. Swan and Claudia Higgins.
By indictment number CR-S-96-288, Mr. Swan and Ms. Higgins are accused of violating several provisions of the United States criminal code, including charges of racketeering, RICO conspiracy, securities fraud and wire fraud. All of the charges arise out of the alleged activites of Mr. Swan and Ms. Higgins while serving as directors and officers of the Company. Also named in the indictment was Kevin Orton, the Company's former accountant. Mr. Swan and Ms. Higgins were also named as "other relevant persons and entities" but were not charged, in two other indictments, alleging, among other things, securities fraud violations, filed respectively on October 30, 1996 and November 6, 1996.


Mr. Swan served as president and director of the Company from February 1992 through April 1995. From April 1995 through September 1996, Mr. Swan served as a consultant to the Company. From November 1991 through April 1995, Ms. Higgins served as a director and secretary/treasurer of the Company.

The Company was not named as a defendant in the indictments. However, given that the indictments relate to activities alleged to have been perpetrated by then officers and directors of the Company, there can be no assurance that the indictments will not have a material adverse affect on the Company.

                UNITED PAYPHONE SERVICES, INC.
                        September 30, 1996


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1996


                              UNITED PAYPHONE SERVICES, INC.


                              By:  /s/ David Westfere
                                   David Westfere, CEO and
                                   Principal Financial Officer

                   UNITED PAYPHONE SERVICES, INC.
                        September 30, 1996


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1996


                              UNITED PAYPHONE SERVICES, INC.


                              By:  /s/ David Westfere
                                   David Westfere, CEO and
                                   Principal Financial Officer