Form 10QSB
period 1996-12-31
UNITED PAYPHONE SERVICES INC
filed 1997-02-14
CIK 923150

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From            to


                 Commission File Number: 0-24138


                       UNITED PAYPHONE SERVICES, INC.
         (Exact Name of Registrant as Specified in its Charter)

            Nevada                                         88-0232816
(State of Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                  105 E. Ellis Drive, Tempe, Arizona 85282
                  (Address of Principal Executive Offices)

                             (602) 839-9968
          (Registrant's telephone number, including area code)

                                 N/A
          (Former name, former address and formal fiscal year, if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

     Yes     X        No


As of January 31, 1997, United Payphone Services, Inc. Registrant had 5,277,099 shares of its $0.001 par value common stock outstanding.

                                                        FORM 10-Q
                                              SECOND QUARTER 1997



                  UNITED PAYPHONE SERVICES, INC.

                              INDEX

PART I. FINANCIAL INFORMATION
                                                                         PAGE

     Balance Sheets - December 31, 1996 and June 30, 1996 . . . .        3 - 4

     Statements of Operations for the  Three and Six Months
     Ended December 31, 1996 and 1995 .  . . . . . . .  . .  .  .          5

     Statement of Cash Flows - for the Six Months
     Ended December 31, 1996 and 1995 .  . . . . . . .  . .  .  .        6 - 7

     Notes to Financial Statements  . .  . . . . . . .  . .  .  .          8

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations. .  . .  . .  . . . . . . .  . .  . .          17

                        UNITED PAYPHONE SERVICES, INC.
                              Balance Sheets

                                  ASSETS



                                                December 31,     June 30,
                                                   1996           1996
                                               (Unaudited)     (Audited)
CURRENT ASSETS
  Cash                                         $   2,335,874  $   694,293
  Receivables
    Trade accounts, net of allowance
    for doubtful accounts of $0 at December 31,
    1995 and June 30, 1995                            20,896       29,524
    Interest receivable                                8,112         -
  Prepaid expenses                                     2,293        5,000
  Note receivable - current portion                   86,047         -

     Total Current Assets                          2,453,222      728,817

PROPERTY AND EQUIPMENT                                21,198      707,204

OTHER ASSETS
  Deposits                                             4,070        2,106
  Notes receivable                                   725,203         -

     Total Other Assets                              729,273        2,106

                                               $   3,203,639  $ 1,438,127


                        UNITED PAYPHONE SERVICES, INC.
                         Balance Sheets (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                December 31,    June 30,
                                                   1996          1996
CURRENT LIABILITIES
  Accounts payable                             $     84,794   $  106,997
  Accrued expenses                                   28,688       32,212
  Accrued preferred dividends                       139,495       84,967
  Current portion - long term debt                      -            770

     Total Current Liabilities                      252,977      224,946

LONG TERM DEBT
  Notes Payable-related party                       169,443      173,201

     Total Liabilities                              422,420      398,147

COMMITMENTS AND CONTINGENCIES                       132,442      132,442

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001
   par, 6% cumulative, non-voting, class
   A; 100,000 shares authorized;
   727 shares issued and outstanding              1,817,591    1,817,591
  Common stock, $.001 par value;
   50,000,000 shares authorized;
   5,277,099 shares issued and outstanding            5,277        5,277
  Additional paid-in capital                      3,039,921    3,039,921
  Accumulated deficit                            (2,213,958)  (3,955,251)

     Total Stockholders' Equity                   2,648,831      907,538

                                               $  3,203,693   $1,438,127


                        UNITED PAYPHONE SERVICES, INC.
                            Statements of Income
                               (Unaudited)


                          For Three Months Ended       For the Six Months Ended
                              December 31,                   December 31,
                         1996              1995       1996               1995

Net sales           $      -           $     -      $     -        $       -

COST OF SALES              -                 -            -                -

GROSS PROFIT               -                 -            -                -

Selling, general and
 administrative
 expenses               50,621               -          50,621             -

Operating income
 or (loss)             (50,621)              -         (50,621)            -

Other income and
 (expenses), net        21,790              503         26,162           1,065

Discontinued
 operations            (40,568)         (49,868)       (36,705)       (135,108)

Gain on sale of
 assets -
 discontinued
 operations          1,856,985               -       1,856,985             -

Net income (loss)
 before income
 taxes               1,787,586          (49,365)     1,795,821        (134,043)

Provision for
income taxes
(Note 4)                   -                 -            -                -

NET INCOME (LOSS)
 BEFORE
 PREFERRED
 DIVIDENDS          $1,787,586         $(49,365)    $1,795,821     $  (134,043)

Preferred dividends    (27,264)         (27,264)       (54,528)        (54,528)

NET INCOMES( LOSS)
 ATTRIBUTABLE
 TO COMMON STOCK    $1,760,322         $(76,629)    $1,741,293     $  (188,571)

NET INCOME (LOSS)
 PER COMMON SHARE   $      .33         $   (.01)    $      .32     $      (.04)

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING         5,277,099        4,666,099      5,277,099       4,666,099


                          UNITED PAYPHONE SERVICES, INC.
                             Statements of Cash Flows
                                   (Unaudited)


                                                 For the Six Months Ended
                                                       December 31,
                                                 1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                 $    1,795,821      $     (188,570)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Bad debt                                       -                    1,000
    Gain on disposal of improvement                -                   (3,625)
    Gain on sale of equipment                  (1,856,985)                -

    Depreciation and amortization                  79,768             214,519

    Changes in operating assets and
     liabilities
     (Increase) decrease in
      Receivables - trade and other               (19,197)              4,847
     Prepaid expenses and other                     1,363                 350

     Increase (decrease) in
        Accounts payable                          (22,203)             13,781
        Accrued liabilities                        (3,524)             52,590

     Net Cash Used in Operating Activities        (24,957)             94,892

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from note receivable and deposits          -                 1,110
  Purchase of property and equipment              (44,466)            (77,424)
  Cash paid for notes receivable                      -               (21,000)
  Proceeds from sale of assets                  1,711,250               7,500

     Net Cash Provided by Investing
      Activities                           $    1,666,784      $      (89,814)


                     UNITED PAYPHONE SERVICES, INC.
                  Statements of Cash Flows (Continued)
                              (Unaudited)



                                                  For the Six Months Ended
                                                        December 31,
                                                 1996                1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable        $      (246)        $     (15,000)
  Proceeds from debt financing                       -                     -

     Net Cash Provided (Used) by
      Financing Activities                          (246)              (15,000)

 INCREASE (DECREASE) IN CASH                   1,641,581                (9,922)

 CASH, BEGINNING OF PERIOD                       694,293               184,999

 CASH, END OF PERIOD                         $ 2,335,874         $     175,077



SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

   Cash paid for interest                    $        40         $         430


                           UNITED PAYPHONE SERVICES, INC.
                                December 31, 1996

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES
     The Company's accounting policies conform to generally accepted accounting principles. The following policies are considered to be significant:

     Nature of Operations
     United Payphone Services, Inc. operates private pay telephones in the Phoenix and Tucson, Arizona areas. The Company was incorporated on July 24, 1987 as a Nevada corporation under the name KTA Corporation. In February, 1989 the Company began operating pay telephones in the Reno, Nevada area. On September 25, 1989 the Company changed its name to United Payphone Services, Inc. Since that time operations have been moved to Arizona. Prior to May, 1996 the controlling shareholder was Oak Holdings, Inc. Because of the May, 1996 stock offering, Oak Holdings' interest fell below 50%. On November 15, 1996, the Company sold the phone base and equipment and most of the office furniture and equipment to Tru-Tel Communications, L.L.C. for $2,522,500. The Company retained minimal office furniture, assigned the office lease and moved the corporate office to another location in Tempe, Arizona. For the sale of the phone base, the Company received $1,711,250 in cash and a note receivable for $811,250. The Company is currently seeking a new business opportunity.

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

                       UNITED PAYPHONE SERVICES, INC.
                            December 31, 1996

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Depreciation (continued)
     Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

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


NOTE 2 -CASH AND CASH EQUIVALENTS
     The Company maintains cash balances at banks in Arizona and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996 and June 30, 1996, the Company's uninsured bank balances total $1,986,542 and $358,550 ($0 for 1995).

                         UNITED PAYPHONE SERVICES, INC.
                              December 31, 1996

NOTE 3 -PROPERTY AND EQUIPMENT
     Property and equipment as of December 31, 1996, June 30, 1996 and 1995 are detailed in the following summary:


                                                      Accumulated      Net Book
       1996                               Cost        Depreciation      Value
       Furniture and fixtures          $    22,544   $     11,569  $     10,975
       Office equipment                     92,536         59,578        32,958
       Automobiles                          64,804         37,785        27,019
       Payphones                         1,650,865      1,559,959        90,906
       Payphone accessories                379,002        179,842       199,160
       Payphone installations              475,554        161,004       314,550
       Property improvements                32,121          5,084        27,037
       Equipment under capital leases        5,410            811         4,599

                                       $ 2,722,836   $  2,015,632  $    707,204


                                                      Accumulated      Net Book
       1995                               Cost        Depreciation      Value

       Furniture and fixtures          $    21,337   $      8,497  $     12,840
       Office equipment                     87,728         51,349        36,379
       Automobiles                          56,101         31,279        24,822
       Payphones                         1,633,846      1,429,808       204,038
       Payphone accessories                337,201        118,885       218,316
       Payphone installations              407,506         56,295       351,211
       Property improvements                31,743          2,372        29,371

                                       $ 2,575,462   $  1,698,485  $    876,977


                                                      Accumulated      Net Book
       December 31, 1996                  Cost        Depreciation      Value
       (unaudited)

       Furniture and fixtures          $    21,368   $      6,758  $     14,610
       Office equipment                      6,222          1,717         4,505
       Automobiles                           2,192            110         2,082
                                       $    29,782   $      8,585  $     21,197


                              UNITED PAYPHONE SERVICES, INC.
                                  December 31, 1996

NOTE 4 - LONG-TERM LIABILITIES


                                     December 31,             June 30,
                                        1996            1996           1995
                                     (unaudited)
Note payable to related party,
 principal and interest due
 September, 1997, bearing
 interest at 8%, unsecured      $      55,683      $    55,683    $    55,683

Note payable to related party,
 principal and interest due
 September, 1997, bearing
 interest at 8%, unsecured            113,760          113,760        113,760

Capital lease payable to
 vendor in monthly installments
 of $106, due December, 2001,
 bearing interest at 12%, secured
 by equipment                            -               4,528           -
                                      169,443          173,971        169,443
Less current portion                     -                (770)          -

Long-term portion               $     169,443      $   173,201    $   169,443


       Maturities of long-term liabilities over the next five years are as follows:


                                     December 31,
                                        1996

                 1997              $         -      $       770
                 1998                    169,443        170,311
                 1999                        -              978
                 2000                        -            1,102
                 2001                        -              810
                 Thereafter                  -               -

                 Total long-term
                  liabilities      $     169,443    $   173,971


                          UNITED PAYPHONE SERVICES, INC.
                              December 31, 1996

NOTE 4 - LONG TERM LIABILITIES (CONTINUED)
       Future minimum lease payments under capital leases together with the present value of the net minimum payments as of June 30, 1996 are as follows:


                                     December 31,
                                        1996
                                    (unaudited)
                 1997               $      -         $       1,272
                 1998                      -                 1,272
                 1999                      -                 1,272
                 2000                      -                 1,272
                 2001                      -                   848
                 Total minimum lease
                  payments                 -                 5,936
                  Less amount
                   representing
                   interest                -                (1,408)

                 Present value of net
                  minimum lease
                  payments (current
                  portion of $770)  $      -         $       4,528


NOTE 5 - COMMITMENTS AND CONTINGENCIES
       Contingent liability
       In March, 1993, the Arizona Department of Revenue assessed a sales tax deficiency of $73,680 against the Company for the period from January 1, 1990 through January 31, 1993 with respect to coin revenues from privately operated payphones. A timely protest was filed with the Department of Revenue seeking abatement of the entire assessment.

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

       The Company's protest has been consolidated with those of seven other private pay telephone operators. At the first administrative hearing the hearing officer ruled in favor of the taxpayers. Upon review the Director of the Department of Revenue reversed the decision of the hearing officer.
An appeal was made before the Arizona State Board of Tax Appeals in October, 1995. The Board of Appeals has not yet issued a decision. The Department of Revenue has abated the penalties assessed in connection with the original deficiency assessment. Management believes that a compromise will ultimately be reached

                         UNITED PAYPHONE SERVICES, INC.
                             December 31, 1996

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED) and that the accrued contingent liability of $132,442 will be sufficient to settle the matter.

       Operating lease
       The Company has entered into a long-term operating lease for its corporate headquarters and operations facility in Tempe, Arizona. The lease calls for monthly lease payments of $3,030. The minimum lease obligation over the next five years is summarized below:

       On November 15, 1996, the lease was assumed by Tru-Tel Communications, therefore, no base exists at December 31.


                                     December 31,     June 30,
                                         1996           1996
                                      (unaudited)

                 1997                $       -      $    36,365
                 1998                        -           36,365
                 1999                        -           30,304
                 2000                        -             -
                 2001                        -             -


       Consulting Agreement
       A long-term consulting agreement has been entered into with an individual. The agreement calls for the payment of a monthly consulting fee of $5,000. The agreement runs through April, 1998.

       Finders Agreement
       The Company has entered into a finders agreement with a corporation, which provides a fee if the advisor locates a new business venture for the Company. The agreement terms extend for six months.

NOTE 6 - CAPITAL STOCK
       Preferred Stock
       The Company has outstanding 727 shares of cumulative, convertible, preferred stock at December 31, 1996, June 30, 1996 and 1995. Cumulative dividends at 6% are payable annually. Dividends are in arrears to the amount of $139,495 and $84,967 at December 31, 1996 and June 30, 1996 respectively. Each share of preferred stock is convertible at the option of the holder at a rate equal to 75% of the average bid price of the common shares for the ten days prior to the conversion date. The preferred stock is redeemable by the Company at the cash price paid for the shares plus the amount of any dividends accumulated and unpaid as of the date of redemption.

                       UNITED PAYPHONE SERVICES, INC.
                           December 31, 1996

NOTE 6 - CAPITAL STOCK (CONTINUED)
       Warrants
       Stock purchase warrants were issued in connection with the May, 1996 issuance of common stock. The offering was made in units consisting of two shares of common stock, on class A warrant and one class B warrant. Each class A warrant entitles the holder to purchase one share of common stock at $1.25 per share and expires in January, 1998. Each class B warrant entitles the holder to purchase one share of common stock at $1.31 per share and expires in January, 1999.

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

       Income taxes payable as of December 31, 1996, June 30, 1996 and 1995 are detailed in the following summary:


                               December 31,             June 30,
                                  1996           1996             1995
                              (unaudited)

       Currently payable   $        -      $       50         $      50

       Deferred income tax
        liability          $        -      $       -          $       -

       Deferred income tax
        asset                   366,170     1,257,000                 -
       Valuation allowance     (366,170)   (1,257,000)                -
       Net deferred income
        tax asset                   -              -                  -
       Net deferred income
        tax liability      $        -      $       -          $       -



       The deferred tax assets result from net operating loss carryforwards available.

       At June 30, 1996, the Company had net operating loss carryforwards available to offset future income taxes totaling $2,805,251 expiring from 2003 and 2011.

                        UNITED PAYPHONE SERVICES, INC.
                            December 31, 1996

NOTE 7 - INCOME TAXES (CONTINUED)
       The Company's income tax expense differed from the statutory federal rate of 34% due to state income taxes, and carryfowards of prior year net operating losses.

       At December 31, 1996 the Company has a net operating loss of approximately $1,076,970 available to offset future taxable income.

NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS
       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at December 31, 1996 and June 30, 1996 are as follows:



                          December 31, 1996             June 30, 1996

                      Carrying            Fair     Carrying           Fair
                      Amounts            Values    Amounts           Values
                    (unaudited)       (unaudited)
Cash and cash
 equivalents      $   2,335,873      $  2,335,873 $   694,293      $   694,293
Long-term debt
 including current
 maturities             169,443           174,736     173,971          179,264
Preferred stock       1,817,591         2,536,744   1,817,591        2,536,744
Warrants, Class A         -                 3,055       -                3,055
Warrants, Class B         -                 3,055       -                3,055



       The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

       Cash and Cash Equivalents
       The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

       Long-term Debt
       The fair values of long-term debt are estimated using discounted cash flow analyses based on the Company's incremental borrowing rate as the discount rate.

       Preferred Stock
       The Company's preferred stock is not publicly traded and therefore a fair value is not readily available. Based on the conversion ratio of the preferred stock and the current market value of the common stock, a fair value estimate was determined.

                       UNITED PAYPHONE SERVICES, INC.
                            December 31, 1996

NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
       Warrants
       The fair value of the stock purchase warrants was estimated based on the redemption value of the warrants. During the first 30 days after the issuance of the warrants the Company had the right to redeem the warrants at $.01 per warrant. This is the basis of the fair value estimate.

NOTE 9 - RELATED PARTY TRANSACTIONS
       The Company has entered into an agreement with C & N, Inc., to provide management services for $3,000 per month. C & N, Inc., is a related party by virtue of the ownership of C & N, Inc. being Officers and Directors of the Company. On November 15, 1996, upon the sale of the assets and assignments of the facilities, the C & N agreement was terminated.

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

NOTE 10 - NOTE RECEIVABLE
       The Company received a note from Tru-Tel in connection with the sale of the phone base. The note bears interest at 8%, monthly payments of $14,000 commence in February 1997, through December 2001 with the remaining balance due January 2002.

NOTE 11 - UNAUDITED PRESENTATION
       The financial statements for the six months ended December 31, 1996 were taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                   UNITED PAYPHONE SERVICES, INC.
                          December 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources of the Company

As reported in the notes to the financial statements the Company sold it's telephone base during the second quarter of fiscal 1997. The Company received $1,711,250 in cash from the sale of the assets with an overall increase in cash during this quarter of $1,620,105. A note receivable of $811,250 was received in connection with the sale, but no payments are due to be received until February 1997. The current portion of the note receivable is $86,047, with monthly
payments due of $14,000.    The Company received no proceeds from debt financing
during this quarter. United has cash in excess of $2,335,000 as of December 31, 1996. The cash received from the SB-2 public offering early in 1996, totals approximately $458,000. Because the Company has sold its phone base these funds which were to be used solely for the expansion of the phone business, cannot be used for their intended purpose. Management has therefore file a recission agreement with the SB-2 shareholders to give them the option to remain shareholders or receive their investments back. Approximately $1,877,000 is available to management to invest or acquire new business operations.

Results of Operations

Interest income has become the only source of revenue subsequent to the sale of the phone base, and amounted to $21,790 for the second quarter 1997, as compared to Revenues of $509,736 for the second quarter of 1996. The Company generate losses from continuing operations of $(28,831), losses of $(40,568) from discontinued operations, and a gain on the sale of the phone base of $1,856,985. The net income for the quarter totaled $1,760,322 as compared to the same quarter fiscal 1996 of $(76,629).

Selling, general and administrative expenses were $50,621 for the second quarter 1997 a decrease of $273,907 over the same period last year, for the obvious
reasons of the change in operations.   Management believes that gross interest
income will remain constant until new operations commence.

Management anticipates that general selling and administrative expenses will slightly decrease due to a decreased in attorney fees incurred during the quarter in connection with the sale of the assets and the recission agreement. Other general and administrative expenses will remain constant until new operating activities commence.

                         UNITED PAYPHONE SERVICES, INC.
                             December 31, 1996


There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

Plan of Operations

United's goal for 1997 is to find new businesses in which to invest or acquire to generate the necessary income to be able to increase the value of the shareholders investments and or provide a return on those investments. The Company has engaged consultants, and signed finders agreements, to assist management in locating opportunities to achieve their goals. Management is currently reviewing a couple of possible opportunities and hopes to secure operations by Spring.

                          UNITED PAYPHONE SERVICES, INC.
                              December 31, 1996


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 1997


                              UNITED PAYPHONE SERVICES, INC.


                              By:  /S/ David Westfere
                                   David Westfere, CEO and
                                   Principal Financial Officer