Form 10QSB
period 1997-03-31
UNITED PAYPHONE SERVICES INC
filed 1997-05-20
CIK 923150

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1997

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

     Yes     X        No


As of April 30, 1997, United Payphone Services, Inc. Registrant had 4,666,099 shares of its $0.001 par value common stock outstanding.

                                                        FORM 10-Q
                                               THIRD QUARTER 1997



                  UNITED PAYPHONE SERVICES, INC.

                              INDEX

PART I. FINANCIAL INFORMATION
                                                                   PAGE

     Balance Sheets - March 31, 1997 and June 30, 1996 . ..  . .   3 - 4

     Statements of Operations for the  Three and Nine Months
     Ended March 31, 1997 and 1996  . .  . . . . . . .  . . . . .    5

     Statement of Cash Flows - for the Nine Months
     Ended March 31, 1997 and 1996  . .  . . . . . . .  . . . . .  6 - 7
     Notes to Financial Statements  . .  . . . . . . .  . .  . .     8

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations. .  . .  . .  . . . . . . .  . .  . .    17

                        UNITED PAYPHONE SERVICES, INC.
                               Balance Sheets

                              ASSETS



                                        March 31,    June 30,
                                         1997          1996
                                      (Unaudited)   (Audited)
CURRENT ASSETS
  Cash                              $  1,584,435    $   694,293
  Receivables
    Trade accounts, net of
    allowance for doubtful
    accounts of $0 at March
    31, 1997 and June 30, 1996           42,908         29,524
    Interest receivable                  24,337            -
  Prepaid expenses                         -             5,000
  Note receivable - current portion     257,017            -

     Total Current Assets             1,908,697        728,817

PROPERTY AND EQUIPMENT                   20,803        707,204

OTHER ASSETS
  Deposits                                4,070          2,106
  Notes receivable                      697,524            -

     Total Other Assets                 701,594          2,106

                                    $ 2,631,094     $1,438,127


                         UNITED PAYPHONE SERVICES, INC.
                          Balance Sheets (Continued)
                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31,       June 30,
                                     1997            1996
CURRENT LIABILITIES
  Accounts payable               $    11,765       $   106,997
  Accrued expenses                    30,572            32,212
  Accrued preferred dividends        166,759            84,967
  Current portion - long term debt       -                 770

     Total Current Liabilities       209,096           224,946

LONG TERM DEBT
  Notes Payable-related party        169,443           173,201

     Total Liabilities               378,539           398,147

COMMITMENTS AND CONTINGENCIES        132,442           132,442

STOCKHOLDERS' EQUITY
  Convertible preferred stock,
  $.001 par, 6% cumulative,
  non-voting, class A; 100,000
  shares authorized; 727 shares
  issued and outstanding           1,817,591         1,817,591
  Common stock, $.001 par value;
  50,000,000 shares authorized;
  4,666,099 and 5,277,099 shares
  issued and outstanding,
  respectively                         4,666             5,277
  Additional paid-in capital       2,582,282         3,039,921
  Accumulated deficit             (2,284,426)       (3,955,251)

   Total Stockholders' Equity      2,120,113           907,538

                                 $ 2,631,094       $ 1,438,127


                       UNITED PAYPHONE SERVICES, INC.
                           Statements of Income
                              (Unaudited)


                           For Three Months Ended    For the Nine Months Ended
                                March 31,                   March 31,
                            1997           1996       1997           1996

Net sales                 $     -        $     -    $     -       $      -

COST OF SALES                   -              -          -              -

GROSS PROFIT                    -              -          -              -

Selling, general and
administrative expenses    115,719             -      166,340            -

Operating income or
 (loss)                   (115,719)            -     (166,340)           -

Other income and
 (expenses), net            36,927           6,188     63,089         7,253

Discontinued operations        -            13,032     (1,117)     (125,701)

Gain on sale of assets -
discontinued operations        -               -    1,856,985         3,625

Net income (loss)
 before income taxes       (78,792)         19,220  1,752,617      (114,823)

Provision for income
 taxes (Note 4)                -               -         -              -

NET INCOME( LOSS) BEFORE
 PREFERRED DIVIDENDS      $(78,792)      $  19,220 $1,752,617     $(114,823)

Preferred dividends        (27,264)        (27,264)   (81,792)      (81,791)

NET INCOMES( LOSS)
 ATTRIBUTABLE
 TO COMMON STOCK          $(106,056)     $  (8,044)$1,670,825     $(196,614)

NET INCOME (LOSS)
 PER COMMON SHARE         $    (.02)     $   (.002)$      .32     $   (.042)
 WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING       4,666,099      4,666,099 5,073,432      4,666,099


                       UNITED PAYPHONE SERVICES, INC.
                         Statements of Cash Flows
                              (Unaudited)




                                             For the Nine Months Ended
                                                     March 31,
                                               1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                $   1,670,825      $   (196,614)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Bad debt                                      -                 1,000
    Gain on disposal of improvement               -                (3,625)
    Gain on sale of equipment                (1,856,985)              -

    Depreciation and amortization                81,306           265,076

    Changes in operating assets
     and liabilities
     (Increase) decrease in
      Receivables - trade and other             (57,434)           12,697
      Prepaid expenses and other                  3,657            (2,403)

     Increase (decrease) in
        Accounts payable                        (95,232)          (23,408)
        Accrued liabilities                      80,152            84,791

     Net Cash Used in Operating Activities     (173,711)          137,514

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from note receivable and deposits       -                1,110
  Purchase of property and equipment            (45,610)         (107,752)
 Cash paid for notes receivable                (143,291)          (21,000)
 Proceeds from sale of assets                 1,711,250             7,500

     Net Cash Provided by Investing
      Activities                          $  1,522,349       $   (120,142)


                    UNITED PAYPHONE SERVICES, INC.
                 Statements of Cash Flows (Continued)
                             (Unaudited)



                                            For the Nine Months Ended
                                                  March 31,
                                             1997             1996

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable     $     (246)       $    (15,703)
  Proceeds from debt financing                    -                  -
  Proceeds of SB2 offering returned
   to shareholders                          (458,250)                -

     Net Cash Provided (Used) by
      Financing Activities                  (458,496)            (15,703)

 INCREASE (DECREASE) IN CASH                 890,142               1,669

CASH, BEGINNING OF PERIOD                    694,293             184,999

CASH, END OF PERIOD                       $1,584,435        $    186,668



SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:

   Cash paid for interest                 $      178        $         83


                        UNITED PAYPHONE SERVICES, INC.
                             March 31, 1997

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

                     UNITED PAYPHONE SERVICES, INC.
                           March 31, 1997

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

NOTE 2 -CASH AND CASH EQUIVALENTS
     The Company maintains cash balances at banks in Arizona and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1997 and June 30, 1996, the Company's uninsured bank balances total $1,360,935 and $358,550 ($0 for 1995).

                         UNITED PAYPHONE SERVICES, INC.
                               March 31, 1997

NOTE 3 -PROPERTY AND EQUIPMENT
     Property and equipment as of March 31, 1997, June 30, 1996 and 1995 are detailed in the following summary:


                                                 Accumulated      Net Book
1996                                 Cost        Depreciation     Value
Furniture and fixtures           $    22,544   $      11,569    $    10,975
Office equipment                      92,536          59,578         32,958
Automobiles                           64,804          37,785         27,019
Payphones                          1,650,865       1,559,959         90,906
Payphone accessories                 379,002         179,842        199,160
Payphone installations               475,554         161,004        314,550
Property improvements                 32,121           5,084         27,037
Equipment under capital leases         5,410             811          4,599

                                 $ 2,722,836   $   2,015,632    $   707,204





                                                  Accumulated       Net Book
 1995                                Cost         Depreciation      Value
 Furniture and fixtures          $    21,337   $       8,497    $    12,840
 Office equipment                     87,728          51,349         36,379
 Automobiles                          56,101          31,279         24,822
 Payphones                         1,633,846       1,429,808        204,038
 Payphone accessories                337,201         118,885        218,316
 Payphone installations              407,506          56,295        351,211
 Property improvements                31,743           2,372         29,371

                                 $ 2,575,462   $   1,698,485    $   876,977





                                                 Accumulated        Net Book
December 31, 1996                   Cost         Depreciation       Value
(unaudited)
Furniture and fixtures          $      21,368     $    7,827      $     13,541
Office equipment                        7,367          2,078             5,289
Automobiles                             2,192            219             1,973
                                $      30,927     $   10,124      $     20,803


                      UNITED PAYPHONE SERVICES, INC.
                             March 31, 1997

NOTE 4 - LONG-TERM LIABILITIES


                                      March 31,           June 30,
                                        1997        1996             1995
                                    (unaudited)
Note payable to related party,
principal and interest due
September, 1997, bearing
interest at 8%, unsecured      $      55,683    $   55,683      $     55,683

Note payable to related party,
principal and interest due
September, 1997, bearing
interest at 8%, unsecured            113,760       113,760           113,760

Capital lease payable to
vendor in monthly installments
of $106, due December, 2001,
bearing interest at 12%, secured
by equipment                           -             4,528               -
                                     169,443       173,971           169,443
Less current portion                   -              (770)              -

Long-term portion              $     169,443    $  173,201      $    169,443



       Maturities of long-term liabilities over the next five years are as follows:


                                     March 31,
                                      1997
                 1997               $      -      $       770
                 1998                  169,443        170,311
                 1999                      -              978
                 2000                      -            1,102
                 2001                      -              810
                 Thereafter                -              -

                 Total long-term
                  liabilities       $  169,443    $   173,971


                       UNITED PAYPHONE SERVICES, INC.
                             March 31, 1997

NOTE 4 - LONG TERM LIABILITIES (CONTINUED)
       Future minimum lease payments under capital leases together with the present value of the net minimum payments as of June 30, 1996 are as follows:


                                     March 31,
                                      1997
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

                       UNITED PAYPHONE SERVICES, INC.
                             March 31, 1997

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED) and that the accrued contingent liability of $132,442 will be sufficient to settle the matter.

       Operating lease
       The Company has entered into a long-term operating lease for its corporate headquarters and operations facility in Tempe, Arizona. The lease calls for monthly lease payments of $3,030. The minimum lease obligation over the next five years is summarized below:
On November 15, 1996, the lease was assumed by Tru-Tel Communications, therefore, no base exists at March 31.

                                      March 31,     June 30,
                                        1997          1996
                                    (unaudited)
                 1997             $        -      $    36,365
                 1998                      -           36,365
                 1999                      -           30,304
                 2000                      -            -
                 2001                      -            -


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

NOTE 6 - CAPITAL STOCK
       Preferred Stock
       The Company has outstanding 727 shares of cumulative, convertible, preferred stock at March 31, 1997, June 30, 1996 and 1995. Cumulative dividends at 6% are payable annually. Dividends are in arrears to the amount of $166,758 and $84,967 at March 31, 1997 and June 30, 1996 respectively. Each share of preferred stock is convertible at the option of the holder at a rate equal to 75% of the average bid price of the common shares for the ten days prior to the conversion date. The preferred stock is redeemable by the Company at the cash price paid for the shares plus the amount of any dividends accumulated and unpaid as of the date of redemption.

                  UNITED PAYPHONE SERVICES, INC.
                        December 31, 1996

NOTE 6 - CAPITAL STOCK (CONTINUED)
       Return of SB-2 Capital Offering
       During the quarter, the Company returned all funds received from the SB-2 offering received in May, 1996. All shares of stock were returned and canceled (611,000 shares) along with the warrants attached. $458,250 were returned to the investors, which equaled their original investments. The funds were returned because the Company had sold the payphone base and the capital could no longer be used for its intended purpose. Therefore, the Company was required to return the funds to the investors.

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

       Income taxes payable as of March 31, 1997, June 30, 1996 and 1995 are detailed in the following summary:


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

                  UNITED PAYPHONE SERVICES, INC.
                          March 31, 1997

NOTE 7 - INCOME TAXES (CONTINUED)
       The Company's income tax expense differed from the statutory federal rate of 34% due to state income taxes, and carryfowards of prior year net operating losses.

       At March 31, 1997 the Company has a net operating loss of approximately $1,076,970 available to offset future taxable income.

NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS
       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at March 31, 1997 and June 30, 1996 are as follows:



                                  March 31, 1997              June 30, 1996

                             Carrying           Fair  Carrying           Fair
                             Amounts          Values  Amounts           Values
                           (unaudited)     (unaudited)
Cash and cash equivalents $  1,584,435    $  1,584,435 $   694,293   $   694,293
Long-term debt including
 current maturities            169,443         174,736     173,971       179,264
Preferred stock              1,817,591       2,536,744   1,817,591     2,536,744
Warrants, Class A                -                -          -             3,055
Warrants, Class B                -                -          -             3,055

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

                  UNITED PAYPHONE SERVICES, INC.
                          March 31, 1997
NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
       Warrants
       The fair value of the stock purchase warrants was estimated based on the redemption value of the warrants. During the first 30 days after the issuance of the warrants the Company had the right to redeem the warrants at $.01 per warrant. This is the basis of the fair value estimate.

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

       During this quarter, the Company lent $143,291 to an unrelated corporation as a short term bridge loan. Interest accrues at 15% with interest and principal due April 15, 1997.

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

                      UNITED PAYPHONE SERVICES, INC.
                          March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources of the Company

As reported in the notes to the financial statements the Company sold it's telephone base during the second quarter of fiscal 1997. The Company received $1,711,250 in cash from the sale of the assets. A note receivable of $811,250 was received in connection with the sale, but no payments have been made and the note is in default. The Company has begun legal proceedings to collect on this note. The current portion of the note receivable is $114,000, with monthly payments due of $14,000. The Company also advanced $143,291 to a corporation on a short term bridge loan secured by construction equipment. The note is due April 15, 1997. Approximately $21,000 has been received subsequent to the quarter end with the remaining amount expected before June 1, 1997. The
Company received no proceeds from debt financing during this quarter. United has cash in excess of $1,584,000 as of March 31, 1997. The cash received from the SB-2 public offering early in 1996, totaling approximately $458,000, has been returned to the shareholders because the Company has sold its phone base and these funds which were to be used solely for the expansion of the phone business, could not be used for their intended purpose. Approximately $1,700,000 is available to management to invest or acquire new business operations.

Results of Operations

Interest income has become the only source of revenue subsequent to the sale of the phone base, and amounted to $36,927 for the third quarter 1997, as compared to Revenues of $565,124 for the third quarter of 1996. The Company generated losses from continuing operations of $(78,742). The net loss for the quarter totaled $(106,056) as compared to the same quarter fiscal 1996 of $(8,044).

Selling, general and administrative expenses were $115,719 for the third quarter 1997 a decrease of $185,000 over the same period last year, for the obvious reasons of the change in operations.

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

                  UNITED PAYPHONE SERVICES, INC.
                          March 31, 1997


There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

Plan of Operations

United's goal for 1997 is to find new businesses in which to invest or acquire to generate the necessary income to be able to increase the value of the shareholders investments and or provide a return on those investments. The Company has engaged consultants, and signed finders agreements, to assist management in locating opportunities to achieve their goals. Management is currently reviewing a couple of possible opportunities and hopes to secure operations in the near future.

Item 5.  Legal Proceedings

United Payphone Services, Inc. v. Tru-Tel Communications, L.L.C., et al.,
Case No. A 371146 District Court, Clark County, Nevada was filed on March 18, 1997, Upay brought action against Tru-Tel and its guarantors for breach and repudiation of an Asset Purchase Agreement by which Tru-Tel purchased the assets of Upay. Upay also joined as a defendant, Finova Capital Corporation. The cause of action against Finova claimed fraudulent misrepresentation for the failure of Finova to adequately determine that Tru- Tel's principal, Quaid Quadri, was not creditworthy and was accused of and admitted to acts of dishonesty, including theft, fraud and embezzlement. Upay is asking damages totaling approximately $847,000.00 and for subordination of Finova's creditor status to Tru- Tel, to that of Upay.

The defendants answered and counterclaimed on April 23, 1997. Tru-Tel, et al. counterclaimed with breach of contract, tortious interference and indemnification causes of action against Upay. Tru-Tel also attempted to join David Westfere, the President of Upay, claiming intentional misrepresentation. Tru-Tel, et al. claimed some $900,000.00 in compensatory damages, plus exemplary damages. Finova answered and counterclaimed against Upay for intentional and negligent representation, claiming compensatory and punitive damages. Upay's answer is due on or about May 12, 1997.

                        UNITED PAYPHONE SERVICES, INC.
                              March 31, 1997


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 1997


                              UNITED PAYPHONE SERVICES, INC.


                              By:  /S/ David Westfere
                                   David Westfere, CEO and
                                   Principal Financial Officer