Form 10KSB40
period 1997-06-30
DIAMOND EQUITIES INC
filed 1997-10-09
CIK 923150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required).

         For the fiscal year June 30, 1997

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required).

                 For the Transition period from:         to:

         Commission File Number. 0-24138

                             DIAMOND EQUITIES, INC.
                    (Formerly United Payphone Services, Inc.)
                    -----------------------------------------
                 (Name of Small Business Issuer in its Charter)

                    Nevada                                       88-0232816
                    ------                                       ----------
         State or Other Jurisdiction of                          (I.R.S. Employer Identification No.)
         Incorporation or Organization


         2010 E. University Drive, Ste. # 3 - Tempe, Arizona     85281
         ---------------------------------------------------     -----
         (Address of Principal Executive Offices)                (Zip Code)

                                 (602) 921-2760
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                Class A Warrants
                                ----------------
                                Class B Warrants
                                ----------------

         Check whether the issuer: (1) filed all Reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]     No

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the year ended June 30, 1997, were $ none .

         The aggregate market value of the voting stock held by non-affiliates (approximately 1,775,034 shares as of September 27, 1997) based upon the average of the bid and asked prices of such stock as of September 27, 1997, as reported on the Electronic Bulletin Board, was $0.13.

         The number of shares of Common Stock of the issuer outstanding as of September 27, 1997, was 4,666,099.

         Transitional Small Business Disclosure Format (check one): Yes   No [X]

                      Documents incorporated by Reference:

         Certain exhibits required to be filed herewith are incorporated by reference from the issuer's registration statement on Form 10-SB (Commission file No. 0-24138) filed with the Commission on May 13, 1994. Also incorporated by reference into this Form 10-KSB are certain exhibits filed the Company's 1996 Annual Report on Form 10-KSB, the exhibits filed with the Company's Registration Statement on Form SB-2 (Commission File number 33-85884) filed with the
Commission on October 24, 1994, and the exhibits filed with the Company's Current Report on Form S8-K filed with the Commission on December 1, 1996.

                                TABLE OF CONTENTS

   PART I                                                                                      Page No.

Item 1.      Description of Business ........................................................     3
Item 2.      Description of Property ........................................................     7
Item 3.      Legal Proceedings ..............................................................     7
Item 4.      Submission of Matters to a Vote of Security Holders ............................     9


PART II

Item 5.      Market Price of and Dividends on the Registrant's Common Equity and Other
             Stockholder Matters ............................................................     9
Item 6.      Management's Discussion and Analysis or Plan of Operation ......................    10
Item 7.      Financial Statements ...........................................................    12
Item 8.      Changes in and Disagreements With Accountants ..................................    12
Item 9.      Directors, Executive Officers, Promoters and Control Persons ...................    12


PART III

Item 10.     Executive Compensation .........................................................    13
Item 11.     Security Ownership of Certain Beneficial Owners and Management .................    14
Item 12.     Certain Relationships and Related Transactions .................................    16
Item 13.     Exhibits List and Reports on Form 8-K ..........................................    17

                                     PART I

         Item 1. Description of Business.

         History. The Company was organized under the laws of the State of Nevada on July 24, 1987, under the name of KTA Corporation. On September 25, 1989, the Company changed its name to United Payphone Services, Inc. At that time, the Company was in the business of operating, servicing and maintaining a system of privately-owned public pay telephones in Nevada. In January, 1990 the Company expanded its operations into Arizona. In December, 1994, the Company sold all of its pay telephone location contracts in Las Vegas, Nevada, but did not include the pay telephone equipment. All of the Nevada equipment was then relocated to Arizona where the Company did business under the name "U.S. Payphone, Inc." The Company generated revenues, after the sale of its Nevada contracts, from coin and non-coin calls made from approximately 865 telephones located and installed throughout the State of Arizona.

         On November 15, 1996, the Company sold substantially all of its fixed assets (the "Asset Sale") to Tru-Tel Communications, L.L.C., a Nevada limited liability company ("Tru-Tel"). Under an asset purchase agreement (the "Asset Purchase Agreement") for $1,711,250 in cash and a secured promissory note of $811,250 (the "Tru-Tel Note"). The Tru-Tel Note is payable on a monthly basis commencing on February 15, 1997, and bears interest at the rate of 8% per annum. The final payment of all accrued and unpaid interest and outstanding principal is due on or before January 15, 2002. The Tru-Tel Note is secured by a lien on all assets transferred in the Asset Sale and is further secured by personal guarantees of the principals of Tru-Tel. The Company effected the Asset Sale because the directors determined that the changing regulatory environment and business prospects would have a negative effect on the Company's future operations.

         The Asset Purchase Agreement prohibits the Company from engaging in, either directly or indirectly, in any business which operates public or private pay phones within the State of Arizona. In addition, the Company may not install or maintain any phone equipment, or provide related services, for any party to its existing contracts, which were sold to Tru-Tel. As a result, the Company has had no business operations since the Asset Sale and had no income in fiscal year 1997. On June 20, 1997, the company changed its name to Diamond Equities, Inc.

         General. The Company intends to use its working capital to take advantage of business opportunities which may arise from time to time. Management anticipates that such opportunities will become available to the Company due primarily to its status as a small, publicly-held entity with liquid assets and to its flexibility in structuring and participating in business opportunities. Decisions as to which business opportunities to acquire will be made by management of the Company, which will in all probability act without the consent, vote or approval of the Company's shareholders. The Company presently has no agreement, understanding or arrangement to acquire or participate in any specific business opportunity, nor has it identified any opportunities for investigation.

         Plan of Operation. The Company will seek corporate opportunities which it finds or which are presented to it by persons or firms who or which desire to employ the Company's funds in their business and/or obtain the perceived advantages of a publicly-held corporation. The Company's principal business objective will be to seek long-term growth potential in a business venture rather than to seek immediate, short-term earnings. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout this Form 10-KSB is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company's working capital will be used generally for the purpose of identifying, investigating, analyzing and acquiring business opportunities. The Company's proposed business is sometimes referred to as a "blind pool" because shareholders will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be applied. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into business opportunities.

         Management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification is a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another and will expose the Company to the cyclicality of any business in which it invests.

         The Company may seek a business opportunity in firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In some instances, a business opportunity may involve the acquisition of, or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex. However, because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, the Company believes that there are numerous firms seeking even the limited additional capital which the Company has and/or the benefits of a publicly-traded corporation. The perceived benefits of a publicly-traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The Company may have insufficient capital with which to provide the owners of business opportunities with sufficient cash or other assets. However, the Company plans to offer owners of business opportunities the possibility of acquiring a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs if they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing registration statements if required, Forms 8-K, agreements and related reports and documents.

         In connection with the acquisition of or merger with another business, the Company may use a portion of its working capital to make short-term (less than one year) loans to a target business. The Company will attempt to assure that the borrower will have the ability to repay the loan within its stated term and that the loan is either fully secured or personally guaranteed, but there can be no assurance in this regard. The Company may make unsecured loans as well as secured loans and, in either event, could lose its entire principal in such a loan.

         Evaluation of Opportunities. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of such management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the target business as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

The Company may allocate a minor portion of its working capital for the retention of outside consultants, if the Board deems it necessary, to aid in the analysis of a business opportunity.

         Since the Company is subject to Section 13 of the Exchange Act, it will be required to furnish certain information about significant acquisitions, including audited financial statements for the company(s) acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

         It is anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company must, therefore, depend on the ability of management to identify and evaluate such risks. Certain of the opportunities available to the Company may have been unable to develop a going concern or may be in development stage in that they have not generated significant revenues from their principal business activities prior to the Company's participation. In such cases, the combined enterprises may not become going concerns or advance beyond the development stage even after the Company's participation in the activity and the related expenditure of the Company's findings. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

         The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in any stage of its corporate life, including, but not limited to, companies in the development stage and those already in operation. It is impossible to predict at this time the status or maturity of any business in which the Company may become engaged through acquisition or otherwise.

         Acquisition of Opportunities. In acquiring a particular business, the Company may become party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase the stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may adversely affect the market for such securities.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of all classes of stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the percent ownership of such shareholders.

         As part of the Company's investigation, officers and directors of the Company may meet with management and key personnel of a target company, may visit and inspect facilities, obtain independent analysis or verification of certain information provided by such Company, check references of management and key personnel, and take other reasonable investigative measures, to the extent that the Company's limited financial resources and management expertise allow.

         The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the target company, and the relative negotiating strength of the Company and such other management.

         With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. Such dilution of ownership interest may be significant in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders, including those Unitholders who continue their investment.

         It is possible that the Company will not have sufficient working capital to undertake any significant development, marketing, or manufacturing of any product which may be acquired. Accordingly, following the acquisition of any such product, the Company may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in any acquired product. There can be no assurance that the Company will be able to obtain additional financing or to interest third parties in providing funding for the further development, marketing, and manufacturing of any products acquired.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include other terms typical in transactions of such nature.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others,. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

         As is customary in the industry, the Company may pay a finder's fee for locating a merger or acquisition candidate and for location of additional financing. If any such fee is paid, it will be approved by the Company's board of directors and will be in accordance with industry standards. This type of fee would not be paid to any employee, officer, director or a 5% or more shareholder of the Company.

         The  foregoing  is a  forward-looking  statement  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors: the inability to secure business operations; losses due to an unprofitable new line of business; the continued employment of key management; a change in control of the Company due to the conversion by Dingaan Holdings, S.A. of its Series A 6% Preferred Stock or other events.

         Competition. The Company will be an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors. Also, the Company will be competing with a large number of other small, blind-pool, public companies located in the Southwest and elsewhere.

         Regulation and Taxation. In view of the Sales of Assets, the Company is no longer engaged in the telecommunications business and therefore is not subject to regulations of such activity by the FCC and state public service conversions.

         The Company might, in certain circumstances, be deemed to be an investment company under the provisions of Section 3(a)(3) of the 1940 Act, which could have substantial adverse impact on its operations. This could occur if a significant proportion of its working capital were invested in short-term debt instruments for longer than a one-year period and the Company had no significant operations. The Company intends to take all reasonable steps to avoid such classification.

         The Company intends to structure a merger or acquisition in such a manner as to minimize federal and state tax consequences to the Company and any target company. Management of the Company will also review any mergers or acquisitions in an effort to minimize the possibility that any merger or acquisition will be classified as a taxable event by the Internal Revenue Service.

         Employees. The Company presently has three employees. All engaged in management, administrative or clerical functions. The Company will also engage, from time to time, services of outside consultants to assist it in evaluation of prospective target companies. The Company may allocate a minor portion of its working capital for part-time secretarial services required by the Company.

         Item 2. Description of Property.

         Until September, 1997 the Company maintained its offices rent-free in office space provided by the Company's President in his home. The President did not receive any rent, but was reimbursed for out-of-pocket expenses for telephone use, etc., not to exceed $500.00 per month.

         On September 1, 1997, the Company leased approximately 1,725 square feet of office space, located at 2010 E. University Drive, Suite # 3, Tempe, Arizona 85281. The term, of the lease is from September 1, 1997 through August 31, 1999. The rent for the first year is $1036.80 plus tax per month and for the second year, $1071.36 plus tax per month.

         Item 3. Legal Proceedings.

         Neither the Company nor any of its properties is a party to any material pending legal proceedings or government actions (except as set forth below), including any material bankruptcy, receivership, or similar proceedings. Except as set forth below, management of the Company does not believe that there are any material proceedings to which any officer or affiliate of the Company, any owner of record of beneficially of more than 5% of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

         Sales Tax Appeal. In March, 1993, the Arizona Department of Revenue issued an Arizona transaction privilege (sales) tax deficiency assessment in the amount of $73,680 against the Company with respect to coin revenues received in operating private pay telephones in the State of Arizona during the period from January 1, 1990 through January 31, 1993. A timely protest was filed with the Department seeking the abatement of the entire assessment. The principal issue in the Company's controversy is the taxability of its coin revenues under the telecommunications classification. The Company does not believe that the operation of private pay telephones constitutes telecommunications because pay telephones do not transmit signals. At the first administrative hearing, the hearing officer for the Department ruled in favor of the Company, determining that the operation of pay telephones did not constitute intrastate telecommunications services. Upon review, the Director of the Department reversed that decision and upheld the assessments. The case is now pending before the Arizona State Board of Tax Appeals. Management believes that the Company will incur a tax liability of approximately $130,000 upon the resolution of this case. The Company has previously reserved an amount sufficient to pay this tax liability.

         Federal Grand Jury Indictments. On November 6, 1996, a true bill was returned by the Grand Jury in the United States District Court in Nevada against Michael G. Swan and Claudia Higgins who are former directors and officers of the Company. Mr. Swan and Ms. Higgins are accused of racketeering, RICO violations, securities fraud and wire fraud. All of the charges arise out of alleged activities of Mr. Swan and Ms. Higgins while serving as directors and officers of the Company. Also named in the indictment was Kevin Orton, the Company's former accountant. Mr. Swan and Ms. Higgins were also named as "other relevant persons and entities," but were not charged, in two other indictments, alleging among other things, securities fraud violations, filed respectively on October 30, 1996, and November 6, 1996. The Company was not named as a defendant in the indictments. However, because the indictments relate to activities alleged to have been perpetrated by then officers and directors of the Company, there can be no assurance that the indictments ultimately will not have a material adverse effect on the Company.

         The government informed the Company on August 21, 1996 that Mr. and Mrs. Westfere, the Company's then current Chief Executive Officer and Secretary/Treasurer, were neither subjects or targets of the grand jury investigation, and the government did not contact any other then current officers or employees concerning the investigation. The government has not informed  the  Company  as to the  relief,  if any,  to be sought.  The  Company complied  with the subpoena it received  and  cooperated  with the  government's investigation. The Company is presently unable to assess the potential liability, if any, to the Company as a result of activities which are the subject of the above investigation.

         Mr. Swan was an officer and of the Company in April 1995. Concurrently with Mr. Swan's resignation the Company and Mr. Swan entered into a consulting agreement pursuant to which Mr. Swan was to serve as a financial consultant and advisor to the Company in return for the Company's payment of a monthly consulting fee of $5,000 to Mr. Swan and the Company's reimbursement of Mr. Swan's reasonable business expenses on behalf of the Company. The Consulting Agreement had a term of three years commencing in April 1995. Mr. Swan also received options to purchase 250,000 shares of the Company's at the then-current market price of the Company's Common Stock. On October 3, 1996, the Company and Mr. Swan entered into a Severance Agreement, pursuant to which to: (a) the Consulting Agreement was terminated; (b) Swan was expressly prohibited from performing any services for or from representing himself to be an agent or a representative of the Company, without the prior written consent of the Company's Chief Executive Officer, and (c) the Company agreed to pay Mr. Swan $5,000 per month through the original term of the Consulting Agreement (April
1998). The Company may terminate the Severance Agreement in the event (i) Swan breaches the Severance Agreement, (ii) Swan is convicted of a felony involving or related to Swan's previous employment with the Company or services provided by Swan for the benefit of or related to the Company, or (iii) of Swan's death. Sec also "Item 12 - Certain Relationships 12 and Related Transactions."

         Breach of Contract Litigation. In connection with the sale of its pay-telephone operations, the Company received a promissory note in the principal sum of $811,250. Monthly payments of $14,000 on the note were to commence on February 15, 1997. No payments on the note have been received. On March 18, 199'/ a complaint for breach of contract was filed with the Eighth Judicial District Court of Clark County, Nevada. The complaint alleges an anticipatory breach by the defendant, Tru-Tel Communications, LLC, issuer of the promissory note. The complaint also names as party defendants, the principals of Tru-Tel Communications, LLC and Finova Capital Corporation (provider of the financing used to purchase the assets.)

         The   defendants   have   responded  by  issuing   counterclaims.   The
counterclaims allege that the revenues of the Company reported to Tru-Tel Communications, LLC and Finova Capital Corporation were purportedly overstated at the time of the asset purchase agreement. The Company intends to vigorously contest the counterclaims and pursue the original claims against all party defendants. While it is not feasible at this time to predict or determine the ultimate financial outcome of the complaint, management does not believe that the Company will be party to any unfavorable judgments.

         Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fiscal year ended June 30, 1997, to a vote of the Company's security holders.

                                     PART II

         Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. According to information provided to the Company, during the fiscal year ended June 30, 1997, only 112,000 shares of the Company's Common Stock were traded on the Bulletin Board. The Company therefore believes that there is no established public trading market for the Company's Common Stock. The Company also believes that there are only five market makers which currently make a market in the Company's Common Stock. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.


                                Quarter          High           Low

     Fiscal Year ended          First           $0.75          $0.50
       June 30, 1996            Second          $0.63          $0.50
                                Third           $0.69          $0.50
                                Fourth          $0.82          $0.50

     Fiscal Year ended          First           $0.50          $0.25
       June 30, 1997            Second          $0.25          $0.19
                                Third           $0.19          $0.13
                                Fourth          $0.13          $0.13

         As of September 27, 1997, there were approximately 580 holders of record of the Company's Common Stock as reported to the Company by its transfer agent.

         No cash dividends have been declared or paid to date on the Company's Common Stock. As of September 27, 1996, the Company had outstanding 727 shares of its Series A 6% Preferred Stock which had preference on any dividends paid. The Company paid no dividends on its Series A 6% Preferred Stock in the fiscal year ended June 30, 1997, and the Company has $194,023 in accrued but unpaid dividends on such Preferred Stock for the fiscal year ended June 30, 1997. Nevada law restricts the funds from which dividends may legally be paid. The Company anticipates that dividends for the foreseeable future, if any, will be limited to dividends necessary to satisfy the Company's obligations under the issued and outstanding shares of the Company's Series A 6% Preferred Stock and that no dividends will be paid on Company's Common Stock.

         Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         Results of operations for the years ended June 30, 1997 and 1996

         On November 15, 1996, the Company sold its payphone base and all related equipment, contracts, automobiles and nearly all furniture & fixtures to Tru-Tel Communications, L.L.C. for $1,711,250 in cash and a note receivable of $811,250. The Company assigned the office and warehouse lease to the buyer and moved its operations to another location in Tempe, Arizona. Since November 15, 1996, the Company has been winding down operations relative to the payphone business and has been involved in searching for new business ventures and operations to acquire in different industries. Because the Company discontinued its operations in the pay telephone industry in fiscal year 1997, the results of operations will greatly differ from that of fiscal year 1996.

         The Company had net income of $1,362,863 in the fiscal year ended June 30, 1997, compared to a net loss of $92,529 in the fiscal year ended June 30, 1996. The Company had net income attributable to its Common Stock (which gives effect to dividends accrued during such fiscal year on the Company's issued and outstanding Series A 6% Preferred Stock) of $1,253,807 during the fiscal year ended June 30, 1997, compared to a net loss attributable to its Common Stock of $201,585 in the fiscal year ended June 30, 1996. The difference in net income for the year ended June 30, 1997 is largely due to the gain recognized on the sale of the operations of $1,688,750.

         The Company's gross revenues from the discontinued operations decreased to $835,857 in the fiscal year ended June 30, 1997, compared to $2,127,574 in the comparable prior period, a decrease of 61%. Interest income increased to $98,076 in the fiscal year ended June 30, 1997, compared to $2,995 in the comparable prior period, due to the increase in cash and notes receivable. The Company's cost of sales decreased by 65%, or to $346,775 for the year ended June 30, 1997 from $988,876 for the year ended June 3 0, 1996. As a result of the foregoing, the Company's gross profit margins were 58.5% and 53.5% for the years ended June 30, 1997 and 1996, respectively. Management believes the increase in gross profit margin resulted largely from the decrease in coin operated pay telephone (copt) bills by converting phone bills to the flat rate program.

         The Company's selling, general and administrative expenses decreased by 42% to $744,442 for the fiscal year ended June 30, 1997 compared to $1,286,296 in the fiscal year ended June 30, 1996. The decrease is due to the change of operations as well as a large decrease in depreciation due to the sale of assets. The Company had a gain on the sale of equipment of $1,860,019, and $3,625 in the fiscal years ended June 30, 1997, and 1996, respectively. The difference was due to the sale of approximately 99% of the fixed assets of the Company.

         The Company issued 727 shares of its Series A 6% Preferred Stock to Teletek in June 1994 in consideration for cash advances and the settlement of certain litigation involving the Company. In 1997, these shares were sold by Teletek to Dingaan Holdings, S.A., a major shareholder of the Company, during the fiscal year ended June 30, 1997. The above shares require the Company to pay a cumulative annual dividend equal to 6% of the face value of the Preferred Stock ($1,817,591), plus accrued and unpaid dividends, until redeemed or converted. The Company accrued $109,056 in preferred dividends during the fiscal year ended June 30, 1997, and paid dividends of $24,088 and accrued $84,468 in preferred dividends in the fiscal year June 30, 1996. During the year 1997, the Company paid the note payable of $113,760 for the 1995 and 1994 fiscal year dividends that were unpaid.

         The Company's future results of operations will be materially affected due to the change of operations and lack of significant revenues. The Company anticipates that in the fiscal year ending June 30, 1998, that new operations will be secured to generate sufficient revenues to cover its operating expenses. However, no such operations have yet been identified, and management is continuing its search for a viable merger candidate or business operations to begin. The foregoing is a forward-looking statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following factors: the inability to secure business operations; losses due to an unprofitable new line of business; the continued employment of key management;

a change in control of the Company due to the conversion by Dingaan Holdings, S.A., of its Series A 6% Preferred Stock or other events.

         Results of Operations for the Years Ended June 30, 1996 and 1995

         The Company had a net loss of $92,529 in the fiscal year ended June 30, 1996, compared to a net loss of $190,163 in the fiscal year ended June 30, 1995. The Company had a net loss attributable to its Common Stock (which gives effect to dividends accrued during such fiscal year on the Company's issued and outstanding Series A 6% Preferred Stock) of $201,585 during the fiscal year ended June 30, 1996, compared to a net loss attributable to its Conimon Stock of $299,441 in the fiscal year ended June 30, 1995.

        The Company's gross revenues increased to $2,127,574 in the fiscal year ended June 30, 1996, compared to $2,074,244 in the comparable prior period, an increase of 2.5% over the comparable prior period. The Company's cost of sales increased by 3.6%, or to $988,876, for the year ended June 30, 1996 from $954,385 for the year ended June 30, 1995. As a result of the foregoing, the Company's gross profit margins were 53.5% and 54.0% for the years ended June 30, 1996 and 1995, respectively. The Company believes that this slight reduction in gross profit and gross profit margin resulted largely from the decrease in operator service revenues. The Company had miscellaneous income of $48,499 in the year ended June 30, 1996, compared to $12,095 in the year ended June 30, 1995. The Company's Miscellaneous income includes approximately $42,000 in income recognized from a reserve previously taken to cover potential charges owed to AT&T.

         The Company's selling, general and administrative expenses decreased by
7. 1% to $1,286,296 for the fiscal year ended June 30, 1996, compared to $1,384,225 in the fiscal year ended June 30, 1995. This decrease was attributable to a reduction in depreciation and amortization charges to $319,518 in the current year from $438,331 in the comparable prior period as a result of the full depreciation and amortization of a portion of the Company's fixed assets. This Was offset by an increase of 2.2% in the Company's general and administrative expenses to $966,778 int he current year from $945,894 in the comparable prior period as a result of expenses incurred in connection with the Company's SB-2 stock offering. The Company had a gain on the sale of equipment of $3,625 and $58,117 in the fiscal years ended June 30, 1996 and 1995, respectively. The gain in the comparable prior period resulted from the sale of the Company's Las Vegas pay telephone location contracts in December 1994.

         Liquidity and Capital Resources

         The Company requires capital to support the general and administrative expenses of the Company in its search for viable operations.

         At June 30, 1997, the Company had cash and cash equivalents of $1,586,983, compared to cash and cash equivalents of $694,293 at June 30, 1996. This increase of $892,690 resulted primarily from the sale of the payphone operations, from which the Company received $1,688,750. The foregoing increase in cash was offset by a net decrease in cash of $118,228 from continuing and discontinued operations, the return of the SB-2 offering of $458,250, the payoff of long term debt of $173,971, and the purchase of property & equipment of $45,61 1.

         The funding sources currently available to the Company include potential public offerings, however, the Company has no current plans to sell additional shares of capital stock and has no third party financing arrangements in place. Therefore, the Company's sole source of operating capital for the foreseeable future is likely to be from current cash reserves. Principal uses of working capital will include payment of the Company's general and administrative expenses and the Company's liabilities for accrued and unpaid dividends on its outstanding shares of Series A 6% Preferred Stock.

         The Company believes that its existing cash balances and net cash flows from operations (if any) will be sufficient to meet the Company's cash requirements for the next 12 months. However, the foregoing and the Company's ability to operate profitably are subject to material uncertainties due to the lack of signficant revenues and operations. See Item 6 "Results of Operations for the Fiscal Years Ended June 30, 1997 and 1996". The Company is exploring various business combinations, in various industries which might result in the acquisition of one or more subsidiaries. This may materially change the cash requirements of the Company, however the Company has not entered into any agreement concerning the foregoing, and there may be no assurance that such an agreement will be entered into by the Company.

         Item 7. Financial Statements.

         The following financial statements are attached hereto and incorporated herein:

                                 Heading                                                     Page
                                 -------                                                     ----
Independent Auditor's Report                                                                 F-3

Balance Sheets for the Years Ended June 30, 1997 and 1996                                    F-4

Statements of Operations for the Years Ended June 30, 1997 and 1996                          F-5

Statements of Stockholder's Equity for the years ended June 30, 1997, 1996 and 1995          F-7

Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995                    F-8

Notes to Financial Statements                                                                F-9

         Item 8. Changes in and Disagreements With Accountants.

         None.

                                    PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons.

         General.

         The following information is provided for each of the executive officers and directors of the Company:

         David Westfere, age 31, has been a director, president and chief executive and operating officer of the Company since April 6, 1995, and was General Manager of Operations from January 1991 to April 1995. From 1988 until 1990 he was the route supervisor for the Company's pay telephone operation in Bakersfield, California, and from 1990 until 1991 he was the route supervisor of the Company's pay telephone operation in Phoenix, Arizona. From September 1984 to June 1987 Mr. Westfere attended the University of Akron.

         Todd D. Chisholm, age 34, has been a director of the Company since June 27, 1995. From June 1990 until September 1992 he was employed as a staff accountant by Orton & Company, Certified Public Accountants, and from September 1992 until June 1994 he was employed as audit manager by Jones, Jensen, Orton & Company, Certified Public Accountants. Since June 1994 he has been self-employed as a certified public accountant. Since April 1995 he has also been the vice-president and chief financial officer of The Solarium, Inc., a privately held tanning salon. Mr. Chisholm received a bachelor of arts degree in business from the University of Utah. He has been a certified public accountant since 1992.

         Mr. Westfere and Mrs. Ramona Westfere were appointed as directors of the company on April 6, 1995 by the Company's sole remaining directors at the time. Mr. Chisholm was appointed as a director on June 27, 1995 by the directors. Mrs. Westfere resigned as a director and officer of the Company on February 1, 1997.

         Compliance with Section 16(a) of the Exchange Act. Beginning with the fiscal year ended June 30, 1995, Teletek Inc., a 10% owner of the Company's Common Stock during such fiscal year, failed to file a Form 3 on a timely basis. Said party failed to file a Form 3 upon the Company registering its Common Stock pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, on or about July 12, 1994. Teletek also failed to file a Form 5 for such fiscal year and for the fiscal year ended June 30, 1996. Teletek sold its holdings of Common Stock of the Company on December 1, 1996 to Dingaan Holdings, S.A..

         Item 10. Executive Compensation.

         The following table set forth the aggregate executive compensation earned by or paid to current management of the Company for the fiscal year ended June 30, 1997, 1996 and 1995.

                                                            Annual Compensation
Name and Principal Positions          Year       Salary        Bonus        Other Annual Compensation

David Westfere, President (1) (2)     1997      $36,800       $  0.00             $42,429.81 (3)
                                      1996      $32,400       $16,000             $46,972.00 (4)
                                      1995      $32,400       $16,000             $35,031.00 (5)

-------------

(1) Mr. Westfere has been Chief Executive Officer and a director of the Company since April 6, 1995. He was the Company's general manager of operations during the fiscal year ended June 30, 1994 and during the portion of the fiscal year ended June 30, 1995 prior to being appointed Chief Executive Officer of the Company.

(2) The Company did not pay any long-term compensation to Mr. Westfere during the above periods.

(3) During the fiscal year 1997, the Company paid (i) health insurance premiums of $6,429.81 and (ii), $36,000 to C&N, Inc., a company controlled by Mr. Westfere, for management services. See "Item 12 - Certain Relationships and Related Transactions.

(4) The Company paid health insurance premiums of $5,972 for Mr. Westfere and his family during the fiscal year 1996. The Company also paid a total of $36,000 to C&N, Inc., a company controlled by Mr. Westfere, for management services during such period.

(5) During the fiscal year 1995, the Company paid (i) health insurance premiums for Mr. Westfere and his family of $ 8,331; (ii) a car allowance of $8,700 to Mr. Westfere; (iii) fees for property management services related to the Company's leased office and warehouse facilities of $6,000 to Mr. Westfere and $12,000 to C&N, Inc., a corporation controlled by Mr. Westfere.

         No other executive officer of the Company received any compensation exceeding $100,000 for the fiscal years ended June 1997, 1996, 1995.

         Compensation of Directors. Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. No such fees were paid to the Company's directors for the fiscal year 1997.

         Item  11.  Security   Ownership  of  Certain   Beneficial   Owners  and
         Management.

         The following table sets forth certain information concerning the Common Stock ownership as of September 27, 1997, of (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; (iii) each of the Company's executive officers; and (iv) directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner           Amount and Nature of Beneficial        Percent of Class
------------------------------------           --------------------------------       ----------------
                                                          Ownership
                                                          ---------
         Oak Holdings, Inc.                             2,500,000 (1)                      53.6%
           Apartado 63685
     Panama, Republic of Panama

       Grafton Holdings S.A.                            2,500,000 (2)                      53.6%
           Apartado 63685
     Panama, Republic of Panama

         Peter Robin Baily                              2,500,000 (3)                      53.6%
          Apartado 6-4569
  Panama City, Republic of Panama

           Pedro Coronado                               2,500,000 (4)                      53.6%
          Apartado 6-2495
  Panama City, Republic of Panama

       Dingaan Holdings, S.A.                             992,065 (5)                      21.3%(5)
        Enro Canadian Center
            First Floor
         Marlborough Street
          P.O. Box N-3802
          Nassau, Bahamas

 Higgins Family Limited Partnership                       235,230 (6)                       5.0%
       2654 East Topaz Square
      Las Vegas, Nevada 89121

          Michael G. Swan                                 487,198 (7)                      10.4%
       2654 East Topaz Square
      Las Vegas, Nevada 89121

          Todd D. Chisholm                                    0                             N/A
          50 West Broadway
             Suite 1130
     Salt Lake City, Utah 84101

           David Westfere                                  20,000 (8)                       (9)
       1725 West Third Street
          Tempe, AZ 85281

Directors and Executive Officers as a Group (3             20,000 (9)                       (9)
              persons)

----------------

(1) These shares are held directly and of record by Oak Holdings, Inc.

(2) These shares are held and of record by Oak Holdings, Inc., Grafton Holdings, S.A. ("Grafton") has indicated that it has direct beneficial ownership of such shares. However, the Company believes that Grafton has indirect ownership of such shares as the sole corporate director of Oak Holdings, Inc.. As the sole corporate director of Oak Holdings, Inc., Grafton has represented to the Company that it is responsible for the management of Oak Holdings, Inc..

(3) These shares are held by and of record by Oak Holdings, Inc.. Mr. Baily has indicated to the Company that he has indirect beneficial ownership of such shares by virtue of being a controlling shareholder of Oak Holdings, Inc.
with Pedro Coronado.

(4) These shares are held directly and of record by Oak Holdings, Inc.. Mr. Coronado has indicated to the Company that he has indirect beneficial ownership of such shares by virtue of being a controlling shareholder of Oak Holdings, Inc..

(5) These shares were previously held by Teletek, Inc., Las Vegas, Nevada, and were sold to Dingaan Holdings, S.A. under a Stock Purchase Agreement dated December 1, 1996, the consideration for the transfer of the securities was the forgiveness of debt in the amount of two million dollars representing a loan made by Dingaan Holdings, S.A., to Teletek on August 22, 1996.

Of the shares sold, a total of 992,065 shares are now held of record by Dingaan Holdings, S.A. ("Dingaan"). Based solely upon the foregoing shares, Dingaan currently owns approximately 21.3% of the total issued and outstanding shares of Common Stock of the Company (4,666,099 shares). In addition, Dingaan owns 727 shares of the Company's Series A 6% Preferred Stock. These shares of Series A 6% Preferred Stock are convertible at 75% of the average bid prices of the Common Stock for the ten trading days immediately prior to conversion based upon the cash amount attributable to such shares and any unpaid interest. The cash amount of such preferred shares, plus unpaid interest, as of September 27, 1997, was approximately $2,011,614. The average bid price of the Company's Common Stock on the 10 trading days immediately prior to September 27, 1997 was $0.13 per share. Therefore, based upon the conversion price of $.10 per share, the shares of Series A 6% Preferred Stock owned by Dingaan would be convertible into a total of 20,116,140 shares of the Company's Common Stock. In that event Dingaan would own a total of 21,108,205 shares of Common Stock, or 85.2% of the total then issued and outstanding shares of Common Stock of the Company.

(6) These shares are held of record by this entity. Michael Swan, a former Chief Executive Officer and director of the Company, is the general partner of the Partnership and controls the disposition of the shares owned by the Partnership. Mr. Swan may therefore be deemed to be a beneficial owner of such shares.

(7) Represents (i) 237,198 shares owned by the Higgins Family Limited Partnership, of which Mr. Swan is the General Partner.

(8) These shares are owned jointly by Mr. and Mrs. Westfere, husband and wife.

(9) Less than 1%.

As of September 27, 1997, the Company had outstanding 727 shares of Series A 6% Preferred Stock, all of which shares were owned of record by Dingaan Holdings, S.A..

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company. However, if at any time Dingaan should elect to convert its shares of Series A 6% Preferred Stock into shares of Common Stock, control of the Company would change to that entity upon such conversion. See Footnote 5 to the Table immediately above.

         Item 12. Certain Relationships and Related Transactions.

         The Company pays $3,000 per month to C&N, Inc. ("C&N"), an Arizona corporation, for management services. The Company paid C&N a total of $36,000 under this agreement during the fiscal year ended June 30, 1997. Mr. Westfere, an officer and director of the Company, is the president of C&N, and Mr. Westfere and his wife and their minor children are C&N's sole shareholders. The agreement between the Company and C&N commenced on January 1, 1995, and is renewable from year to year. The agreement was negotiated between Mr. Westfere and former management of the Company as part of the total compensation package for Mr. and Mrs. Westfere. It is believed that the terms of the agreement are more favorable to Mr. and Mrs. Westfere than the Company could obtain with a non-affiliated party.

         Mr. Chisholm, a director of the Company, performs accounting services for the Company. He is paid a flat fee of $890 per month for compilation and payroll services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement are at least as favorable as the terms that could be obtained with a non-affiliated party.

         On April 6, 1995, the Company entered into a Consulting Agreement with Michael G. Swan, who was a director of the Company and the Company's Chief Executive Officer until his resignation on that same date. Pursuant to the Consulting Agreement, Mr. Swan served as a financial consultant and advisor to the Company in return for the Company's payment of a monthly consulting fee of $5,000 and the Company's reimbursement of Mr. Swan's reasonable business expenses on behalf of the Company. Mr. Swan also received options to purchase 250,000 shares of the Company's Common Stock at the then-current market price for the Company's Common Stock. The Consulting Agreement had a term of three years commending in April 1995. The Company paid Mr. Swan $60,000 in consulting fees and reimbursed Mr. Swan (through an entity controlled by Mr. Swan, High Desert Holdings, Inc.) for $8,092 in business expenses incurred during the fiscal year ended June 30, 1996. On October 3, 1996, the Company and Mr. Swan entered into a Severance Agreement, pursuant to which (a) the Consulting Agreement was terminated; (b) Mr. Swan is expressly prohibited from performing any services for the company, or from representing himself to be an agent or representative of the Company, without the prior written consent of Mr. Westfere, the Company's Chief Executive Officer; and (c) the Company agreed to pay Mr. Swan $5,000 per month through the original term of the Consulting Agreement (April 1998). The Company may terminate the Severance Agreement in the event (i) breaches the Severance Agreement, (ii) is convicted of a felony involving or related to Swan's previous employment with the Company or services provided by Swan for the benefit of or related to the Company; or (iii) dies. See also "Item 3 - Legal Proceedings" for additional information concerning legal proceedings involving the Company and Mr. Swan.

         Item 13. Exhibits List and Reports on Form 8-K.

         (a) The following  exhibits are furnished with this Report  pursuant to
Item 601 of Regulation S-B.

Exhibit No.                              Description of Exhibit                                      Page
  3(i)          Articles of Incorporation as amended                                                 *

  3(ii)         By-Laws of the Company, as currently in effect                                       *

  3(iii)        Certificate regarding Series A 6% Preferred Stock                                    ***

  3(iv)         Certificate of Amendment of Articles of Incorporation, dated June 20, 1997           E-1

  4(a)          Form of certificate evidencing shares of Common Stock                                *

  4(b)          Form of certificate evidencing shares of Series A 6% Preferred Stock                 ***

  10.1          Assignment and Assumption of Liabilities Agreement                                   **

  10.2          Stock Purchase Agreement dated April 3, 1995 between Oak Holdings and                ****
                Teletek, Inc.

  10.3          Consulting Agreement dated April 6, 1995, between the Company and
                Michael Swan                                                                         ****

  10.4          Consulting Agreement dated January 1, 1995, between the Company and
                C&N, Inc.                                                                            ***

  10.5          Severance Agreement dated October 3, 1996 between the Company and
                Michael Swan                                                                         *2

  10.6          Form 12b-25 dated September 27, 1997                                                 *****

  10.7          Stock Purchase Agreement between Teletek, Inc. and Dingaan  Holdings, S.A.           ******
                dated December 1, 1996 (change in control of registrant)

-------------

* Incorporated by reference to the exhibits with the Company's registration statement on Form 10-SB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on May 13, 1994.

** Incorporated by reference to the exhibits filed with the Company's 1994 annual report on Form 10-KSB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on October 13, 1994.

*** Incorporated by reference to the exhibits filed with the Company's registration statement on Form SB-2 (Commission File No. 33-85884).

**** Incorporated by reference to the exhibits filed with the Company's Current Report on form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on December 1, 1996.

***** Incorporated by reference to the Company's Form 12b-25 dated September 27, 1997.

*2 Incorporated by reference to the exhibits filed with the Company's 1996 Annual Report on Form 10-KSB (Commission file No. 0-24138) filed with the Securities and Exchange Commission on October 11, 1996.

****** Incorporated by reference to the Company's current Report is on Form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on March 15, 1997.

         (b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIAMOND EQUITIES, INC.
----------------------
Registrant

By: /s/ David D. Westfere
    ---------------------
David D. Westfere, President


Date: October 7, 1997


By: /s/ Todd D. Chisholm
    --------------------
Todd D. Chisholm, Chief Financial Officer


Date: October 7, 1997

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ David D. Westfere
    ---------------------
David D. Westfere, Director


Date: October 7, 1997


By: /s/ Todd D. Chisholm
    --------------------
Todd D. Chisholm, Director


Date: October 7, 1997

                             DIAMOND EQUITIES, INC.


                              FINANCIAL STATEMENTS


                          June 30, 1997, 1996 and 1995

                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITORS' REPORT ..................................................3

BALANCE SHEETS.................................................................4

STATEMENTS OF OPERATIONS ......................................................5

STATEMENTS OF STOCKHOLDERS' EQUITY............................................ 7

STATEMENTS OF CASH FLOWS...................................................... 8

NOTES TO FINANCIAL STATEMENTS ................................................ 9

                    WISAN, SMITH, RACKER & PRESCOTT, L.L.P.
                    ---------------------------------------
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Officers and Directors
Diamond Equities, Inc.
Tempe, Arizona


We have audited the accompanying balance sheets of Diamond Equities, Inc. as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Diamond Equities, Inc. for the year ended June 30, 1995, were audited by other auditors whose report dated August 28, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Equities, Inc. as of June 30, 1996 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Salt Lake City, Utah                  /s/ Wisan, Smith, Racker & Prescott L.L.P.
August 6, 1997                        ------------------------------------------



          MEMBER               132 PIERPONT AVENUE, SUITE 250               MEMBER
   AMERICAN INSTITUTE OF         SALT LAKE CITY, UTAH 84101          UTAH ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS         FAX (801) 328-2015         CERTIFIED PUBLIC ACCOUNTANTS
                                       (801) 328-2011

                             DIAMOND EQUITIES, INC.
                                 BALANCE SHEETS
                          June 30, 1997, 1996 and 1995

                                                                1997           1996
                                                            -----------    -----------
    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                 $ 1,586,983    $   694,293

  Receivables:
    Trade accounts receivable                                    20,292         29,524
    Interest receivable                                           1,900           --
    Note receivable - current portion                            41,123           --

  Prepaid expenses                                                 --            5,000
                                                            -----------    -----------
                                   TOTAL CURRENT ASSETS       1,650,298        728,817

PROPERTY AND EQUIPMENT                                           20,980        707,204

OTHER ASSETS
  Deposits                                                         --            2,106
  Note receivable - noncurrent portion                          770,127           --
                                                            -----------    -----------

                                           TOTAL ASSETS     $ 2,441,405    $ 1,438,127
                                                            ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $   112,812    $   106,997
  Accrued expenses                                               59,940         32,212
  Sales tax payable                                              88,098           --
  Accrued preferred dividends                                   194,023         84,967
  Current portion of long-term liabilities                         --              770
                                                            -----------    -----------
                              TOTAL CURRENT LIABILITIES         454,873        224,946

LONG-TERM LIABILITIES                                              --          173,201
CONTINGENT LIABILITIES                                             --          132,442
                                                            -----------    -----------
                                      TOTAL LIABILITIES         454,873        530,589

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.001, 6%
    cumulative convertible, non-voting
    Authorized 100,000 shares, issued
    727 shares at stated value                                1,817,591      1,817,591
  Common stock, par value $.001
    Authorized 50,000,000 shares,
    issued 4,666,099 and 5,277,099
    shares, respectively                                          4,666          5,277
  Capital in excess of par value                              2,582,282      3,039,921
  Retained earnings (deficit)                                (2,418,007)    (3,955,251)
                                                            -----------    -----------
                             TOTAL STOCKHOLDERS' EQUITY       1,986,532        907,538
                                                            -----------    -----------

                           TOTAL LIABILITIES AND EQUITY     $ 2,441,405    $ 1,438,127
                                                            ===========    ===========

Certain 1996 items have been reclassified to conform to the 1997 presentation.

The accompanying notes are an integral part of the financial statements.

                             DIAMOND EQUITIES, INC.
                            STATEMENTS OF OPERATIONS
                    Years ended June 30, 1997, 1996 and 1995

                                                         1997           1996           1995
                                                     -----------    -----------    -----------
INCOME
  Revenues                                           $      --      $      --      $      --
  Cost of sales                                             --             --             --
                                                     -----------    -----------    -----------
                                    GROSS PROFIT            --             --             --

EXPENSES
  General and administrative expenses                    260,042           --             --
  Depreciation and amortization                            4,979           --             --
                                                     -----------    -----------    -----------
                                                         265,021           --             --
                                                     -----------    -----------    -----------
                                  OPERATING LOSS        (265,021)          --             --
                                                     -----------    -----------    -----------

OTHER INCOME (EXPENSE)
  Miscellaneous income                                       896           --             --
  Interest income                                         57,514          2,995          4,041
                                                     -----------    -----------    -----------
                                                          58,410          2,995          4,041
                                                     -----------    -----------    -----------

Income (loss) from continuing
  operations before income taxes                        (206,611)         2,995          4,041

Income tax expense                                            50           --             --
                                                     -----------    -----------    -----------

                              INCOME (LOSS) FROM
                           CONTINUING OPERATIONS        (206,661)         2,995          4,041
                                                     -----------    -----------    -----------

DISCONTINUED OPERATIONS
  Income (loss) from discontinued
    operations, net of applicable income
    taxes of $0, $50 and $50                               4,682        (95,524)      (194,204)
  Gain on disposal of discontinued
    operations, net of applicable income
    taxes of $11,740                                   1,848,279           --             --
                                                     -----------    -----------    -----------
                                                       1,852,961        (95,524)      (194,204)
                                                     -----------    -----------    -----------

                               NET INCOME (LOSS)       1,646,300        (92,529)      (190,163)

  Preferred dividends                                    109,056        109,056        109,278
                                                     -----------    -----------    -----------

                               NET INCOME (LOSS)
                                 ATTRIBUTABLE TO
                                    COMMON STOCK     $ 1,537,244    $  (201,585)   $  (299,441)
                                                     ===========    ===========    ===========

The accompanying notes are an integral part of the financial statements.

                             DIAMOND EQUITIES, INC.
                      STATEMENTS OF OPERATIONS (CONTINUED)
                    Years ended June 30, 1997, 1996 and 1995

                                                           1997        1996        1995
                                                        ---------   ---------   ---------
PRIMARY EARNINGS (LOSS)
  PER COMMON SHARE
  Loss before discontinued operations                   $   (0.06)  $   (0.02)  $   (0.02)

  Discontinued operations                                    0.37       (0.02)      (0.04)
                                                        ---------   ---------   ---------

                                   PRIMARY EARNINGS
                                   (LOSS) PER SHARE     $    0.31   $   (0.04)  $   (0.06)
                                                        =========   =========   =========

                            WEIGHTED AVERAGE NUMBER
                           OF COMMON SHARES USED IN
                                PRIMARY CALCULATION     4,971,878   4,734,544   4,666,099
                                                        =========   =========   =========

FULLY-DILUTED EARNINGS (LOSS)
  PER COMMON SHARE
  Loss before discontinued operations                   $   (0.02)  $       -   $       -

  Discontinued operations                                    0.19           -           -
                                                        ---------   ---------   ---------

                             FULLY-DILUTED EARNINGS
                                          PER SHARE     $    0.17   $       -   $       -
                                                        =========   =========   =========

                            WEIGHTED AVERAGE NUMBER
                           OF COMMON SHARES USED IN
                          FULLY-DILUTED CALCULATION     9,818,787           -           -
                                                        =========   =========   =========

The accompanying notes are an integral part of the financial statements.

                             DIAMOND EQUITIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 1997, 1996 and 1995

                                 Common Stock            Capital in                   Retained          Total
                          --------------------------     Excess of      Preferred     Earnings      Stockholders'
                             Shares         Amount       Par Value        Stock       (Deficit)       (Equity)
                          -----------    -----------    -----------    -----------   -----------    -------------

Balance at 6/30/94          4,666,099          4,666      2,587,282      1,817,591    (3,454,225)       955,314

Preferred dividends              --             --             --             --        (109,278)      (109,278)

Net loss for year ended
  6/30/95                        --             --             --             --        (190,163)      (190,163)
                          -----------    -----------    -----------    -----------   -----------    -----------

Balance at 6/30/95          4,666,099          4,666      2,587,282      1,817,591    (3,753,666)       655,873

Issuance of common
  stock with warrants
  attached for $.75
  per unit                    611,000            611        457,639           --            --          458,250

Cost of stock offering           --             --           (5,000)          --            --           (5,000)

Preferred dividends              --             --             --             --        (109,056)      (109,056)

Net loss for year ended
  6/30/96                        --             --             --             --         (92,529)       (92,529)
                          -----------    -----------    -----------    -----------   -----------    -----------

Balance at 6/30/96          5,277,099          5,277      3,039,921      1,817,591    (3,955,251)       907,538

Recision of common
  stock issuance             (611,000)          (611)      (457,639)          --            --         (458,250)

Preferred dividends              --             --             --             --        (109,056)      (109,056)

Net income for year
  ended 6/30/97                  --             --             --             --       1,646,300      1,646,300
                          -----------    -----------    -----------    -----------   -----------    -----------

Balance at 6/30/97          4,666,099    $     4,666    $ 2,582,282    $ 1,817,591   $(2,418,007)   $ 1,986,532
                          ===========    ===========    ===========    ===========   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                             DIAMOND EQUITIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Years ended June 30, 1997, 1996 and 1995

                                                                         1997           1996           1995
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from interest and other income                       $    56,510    $     2,995    $     4,041

  Less cash paid for:
    General and administrative expenses                                  258,845           --             --
    Income taxes paid to governments                                          50           --             --
                                                                     -----------    -----------    -----------
                                                                         258,895           --             --
                                                                     -----------    -----------    -----------
  Net cash flows from (used by) continuing activities                   (202,385)         2,995          4,041
  Net cash flows from discontinued operations                             84,157        218,730        384,437
                                                                     -----------    -----------    -----------
                        Net cash flows from operating activities         118,228        221,725        388,478

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (4,994)          --             --
  Capital expenditures of discontinued operations                        (40,617)      (148,210)      (480,913)
  Sale of property and equipment                                            --            7,500         74,500
  Proceeds from the sale of discontinued operations                    1,688,750           --             --
  Cash paid for deposits                                                    --             --             (979)
                                                                     -----------    -----------    -----------
              Net cash flows from (used by) investing activities       1,643,139       (140,710)      (407,392)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                                                       --             --          125,294
  Cash used to reduce short-term borrowing                                  --             --          (13,496)
  Cash used to reduce long-term liabilities                             (173,971)          (882)          --
  Cash used to pay dividends                                                --          (24,089)      (113,759)
  Cash used to rescind stock issuance                                   (458,250)          --             --
  Cash received from issuance of stock                                      --          453,250           --
                                                                     -----------    -----------    -----------
              Net cash flows from (used by) financing activities        (632,221)       428,279         (1,961)
                                                                     -----------    -----------    -----------

                                      NET INCREASE (DECREASE) IN
                                       CASH AND CASH EQUIVALENTS         892,690        509,294        (20,875)

                                       CASH AND CASH EQUIVALENTS
                                            AT BEGINNING OF YEAR         694,293        184,999        205,874
                                                                     -----------    -----------    -----------

                                       CASH AND CASH EQUIVALENTS
                                                  AT END OF YEAR     $ 1,586,983    $   694,293    $   184,999
                                                                     ===========    ===========    ===========
NON-CASH FINANCING ACTIVITIES
During  the year ended  June 30,  1997 the  Company  sold  equipment  for a note receivable totaling $811,250.

During the year ended June 30, 1996 the Company acquired office equipment with a cost of $5,410 through a capital lease.

The accompanying notes are an integral part of the financial statements.

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES
               The Company's accounting policies conform to generally accepted accounting principles. The following policies are considered to be significant:

               Nature of Operations
               --------------------
               The Company was incorporated on July 24, 1987 as a Nevada corporation under the name KTA Corporation. In February, 1989 the Company began operating pay telephones in the Reno, Nevada area. On September 25, 1989 the Company changed its name to United Payphone Services, Inc. The Company moved its operations to Arizona where it operated pay-telephones in the Phoenix and Tucson areas. On November 15, 1996 the Company sold all of its pay-telephone assets to Tru-Tel Communications, LLC. On June 20, 1997 the Company changed its name to Diamond Equities, Inc.

               Use of Estimates in the Preparation of Financial Statements
               -----------------------------------------------------------
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. In these financial statements, assets, liabilities, and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

               Cash and Cash Equivalents
               -------------------------
               Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of less than three months.

               Accounts Receivable
               -------------------
               Accounts receivable balances considered uncollectible are written off and bad debt expense is recognized using the direct write-off method. No allowance for uncollectible accounts is recognized. The difference between the direct write-off method and the allowance method is not considered material.

               Revenue Recognition
               -------------------
               Revenue  from  the  discontinued   pay-telephone   operation  was
               recognized upon receipt of coin and rendering of telephone service.

               Depreciation
               ------------
               Depreciation expense is computed using the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives.

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
               Depreciation (continued)
               ------------------------
               Normal maintenance and repair items are charged to costs and expenses as incurred. The cost and accumulated depreciation of property and equipment sold or otherwise retired are removed from the accounts and gain or loss on disposition is reflected in net income in the period of disposition.

               Income Taxes
               ------------
               Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of income taxes currently due plus deferred income tax charges and credits. Deferred tax assets are evaluated for their potential future benefit to the Company and valuation allowances are established based on such analysis.

               Earnings (Loss) Per Common Share
               --------------------------------
               Net earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding. The calculation of fully diluted earnings per share assumes conversion of the preferred stock and the elimination of the preferred stock dividend. Fully diluted earnings per share were not reported in 1996 and 1995 because they were greater than primary earnings per common share.

NOTE 2 -       CASH AND CASH EQUIVALENTS
               The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1997, the Company's uninsured bank balances total $1,368,674 ($358,550 for 1996).

NOTE 3 -       NOTE RECEIVABLE
               On November 15, 1996 the Company sold all of its assets related to the operation of the pay-telephone business (see Note 9). In connection with the sale of the assets, the Company received a note receivable totaling $811,250. The note is payable to the Company in monthly installments of $14,000 including interest at 8% per annum, beginning February 15, 1997, with the balance due January 15, 2002.

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 3 -       NOTE RECEIVABLE (CONTINUED)
               As discussed in Note 7, no payments have been received on the note and the Company has commenced legal proceedings to collect the amount. The Company reports impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan". This accounting standard defines an impaired loan as any loan where the creditor is unable to collect all the amounts due according to the contractual interest payments and contractual principal payments as scheduled in the loan agreement. The note receivable discussed above meets this definition for an impaired loan. Management is unable to estimate the amount of the impairment and therefore the Company has no valuation allowance against the note receivable. Interest income on impaired loans is recognized only when payments are received.


NOTE 4 -       PROPERTY AND EQUIPMENT
               Property and equipment as of June 30, 1997 and 1996 are detailed in the following summary:

                                                                Accumulated            Net Book
1997                                          Cost             Depreciation             Value
----                                  ------------------    ------------------    -----------------
Furniture and fixtures                $          21,368     $           7,295     $          14,073
Office equipment                                  7,367                 2,323                 5,044
Automobiles                                       2,192                   329                 1,863
                                      -----------------     -----------------     -----------------

                                      $          30,927     $           9,947     $          20,980
                                      =================     =================     =================

                                                                Accumulated            Net Book
1996                                          Cost             Depreciation             Value
----                                  ------------------    ------------------    -----------------

Furniture and fixtures                $          22,544     $          11,569     $          10,975
Office equipment                                 92,536                59,578                32,958
Automobiles                                      64,804                37,785                27,019
Payphones                                     1,650,865             1,559,959                90,906
Payphone accessories                            379,002               179,842               199,160
Payphone installations                          475,554               161,004               314,550
Property improvements                            32,121                 5,084                27,037
Equipment under capital leases                    5,410                   811                 4,599
                                      -----------------     -----------------     -----------------

                                      $       2,722,836     $       2,015,632     $         707,204
                                      =================     =================     =================

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 5 -       SALES TAX PAYABLE
               During March, 1993, the Arizona Department of Revenue assessed a sales tax deficiency of $73,680 against the Company for the period from January 1, 1990 through January 31, 1993 with respect to coin revenues from privately operated pay-telephones. A timely protest was filed with the Department of Revenue seeking abatement of the entire assessment. The basis of the protest is the taxability of coin revenue under the classification of telecommunications which is defined under Arizona law as the transmitting of a signal.

               The Company's protest was consolidated with those of other private pay telephone operators. A favorable ruling was originally received from a Department of Revenue officer which was overturned by the Director of the Department of Revenue. An appeal was made before the Arizona State Board of Tax Appeals in October, 1995.

               Previously the Company has recognized a contingent liability of $132,442 for the estimated sales tax due. On January 29, 1997 a preliminary settlement was agreed to whereby the Company will owe $88,098 for sales taxes for the period from January 1, 1990 through November, 1997. The difference in the previously recognized contingent liability and the settlement amount of $44,344 has been recognized as a gain and included in discontinued operations.


NOTE 6 -       LONG-TERM LIABILITIES

                                                           1997          1996
                                                        ---------     ---------

Note payable to related party, principal and
  interest due September, 1997, bearing
  interest at 8%, unsecured                             $    -        $  55,683

Note payable to related party, principal and
  interest due September, 1997, bearing
  interest at 8%, unsecured                                  -          113,760

Capital lease payable to vendor in monthly
  installments of $106, due December, 2001,
  bearing interest at 12%, secured by
  equipment                                                  -            4,528
                                                        ---------     ---------
                                                             -          173,971
Less current portion                                         -             (770)
                                                        ---------     ---------

Long-term portion                                       $    -        $ 173,201
                                                        =========     =========

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 7 -       COMMITMENTS AND CONTINGENCIES
               Concentration of Credit Risk
               ----------------------------
               In connection with the sale of its pay-telephone operations, the Company received a promissory note in the principal sum of $811,250. Monthly payments of $14,000 on the note were to commence on February 15, 1997. To date no payments on the note have been received. On March 18, 1997 a complaint for breach of contract was filed with the Eighth Judicial District Court. The complaint alleges an anticipatory breach by the defendant, Tru-Tel Communications, LLC, issuer of the promissory note. The complaint also names as party defendants, the principals of Tru-Tel Communications, LLC and Finova Capital Corporation (provider of the financing used to purchase the assets.)

               The defendants have responded by issuing counterclaims. The counterclaims allege that the revenues of the Company reported to Tru-Tel Communications, LLC and Finova Capital Corporation were purportedly overstated at the time of the asset purchase agreement. The Company intends to vigorously contest the counterclaims and pursue the original claims against all party defendants. While it is not feasible at this time to predict or determine the ultimate financial outcome of the complaint, management does not believe that it will be party to any unfavorable judgments.

               Other amounts due from Tru-Tel Communications, LLC include $40,562 of interest receivable on the note which has not been accrued. The Company also paid $18,899 of expenses on behalf of Tru-Tel Communications, LLC during the transition to the new ownership. This amount is included in accounts receivable.

               Legal Fees
               ----------
               The Company has entered into a contingency fee agreement with the attorneys that are representing the Company in the sales tax issue described in Note 5. The agreement sets the contingent legal fees at one third of the decrease obtained in the sales tax due to the Arizona Department of Revenue. The Company has accrued $38,580 in legal fees and has included such amount in accrued expenses. Management feels that the amount accrued is sufficient to cover the legal fees that will be required upon ultimate settlement of the sales tax issue.

               Consulting Agreement
               --------------------
               A long-term consulting agreement has been entered into with an individual who is also a shareholder to provide consulting services to the Company. The agreement calls for the payment of a monthly consulting fee of $5,000. For the year ended June 30, 1997, $35,000 of consulting expense has been included in continuing operations. For the years ended June 30, 1997, 1996 and 1995, $25,000, $60,000 and $60,000 have been included in discontinued operations.

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 8 -       CAPITAL STOCK
               Preferred Stock
               ---------------
               The Company has outstanding 727 shares of cumulative, convertible, preferred stock at June 30, 1997 and 1996. Cumulative dividends at 6% are payable annually. Dividends are in arrears to the amount of $194,023. Each share of preferred stock is convertible at the option of the holder at a rate equal to 75% of the average bid price of the common shares for the ten days prior to the conversion date. The preferred stock is redeemable by the Company at the cash price paid for the shares plus the amount of any dividends accumulated and unpaid as of the date of redemption.

               Warrants
               --------
               Stock purchase warrants were issued in connection with the May, 1996 issuance of common stock. The offering was made in units consisting of two shares of common stock, one class A warrant and one class B warrant. As a result of the sale of the operations of the Company, the May, 1996 stock issuance, including warrants, was rescinded.


NOTE 9 -       DISCONTINUED OPERATIONS
               On November 15, 1996 the Company entered into an asset purchase agreement with Tru-Tel Communications LLC whereby all of the assets related to the operation of the pay-telephone business were sold. Proceeds from the sale included $1,688,750 cash and a promissory note (see Note 3) for $811,250. Tru-Tel Communications, LLC assumed the Company's capital lease on equipment and operating leases on facilities. The Company recorded a gain on the sale of the assets of $1,848,279 after taxes. Revenues from the discontinued operations totaled $835,858, $2,127,574 and $2,074,244 for the years ended June 30,
               1997, 1996 and 1995, respectively.


NOTE 10 -      INCOME TAXES
               The Company uses an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and income tax bases of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future income tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred income tax asset to the amount that will more likely than not be realized.
               Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 10 -      INCOME TAXES (CONTINUED)
               Income taxes payable as of June 30, 1997 and 1996 are detailed in the following summary:

                                                     1997              1996
                                                -------------     -------------

Currently payable                               $      11,790     $          50
                                                =============     =============

Deferred income tax liability                   $     324,000     $        -

Deferred income tax asset                             725,000         1,257,000
Valuation allowance                                  (401,000)       (1,257,000)
                                                -------------     -------------
Net deferred income tax asset                         324,000              -
                                                -------------     -------------

Net deferred income tax liability               $        -        $        -
                                                =============     =============

               The  deferred  tax  assets   result  from  net   operating   loss
               carryforwards available and carryforwards of credits resulting from alternative minimum taxes paid.

               At June 30, 1997, the Company had net operating loss carryforwards available to offset future income taxes totaling $1,742,141 expiring from 2003 and 2011. The net change in the valuation allowance for deferred income tax assets was a decrease of $856,000, related to the utilization of net operating loss carryforwards.

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are as follows:

                                                      1997             1996
                                                  ------------     ------------

Deferred income tax assets:
  Net operating loss carryforwards                $    713,260     $  1,257,000
  Credit for alternative minimum taxes paid             11,740             -
                                                  ------------     ------------

  Total gross deferred income tax assets               725,000        1,257,000

    Less valuation allowance                          (401,000)      (1,257,000)
                                                  ------------     ------------
  Net deferred income tax asset                        324,000             -
                                                  ------------     ------------

Deferred income tax liabilities:
  Difference on note receivable                        324,000             -
                                                  ------------     ------------

  Total gross deferred income tax liability            324,000             -
                                                  ------------     ------------

  Net deferred income tax liability               $       -        $       -
                                                  ============     ============

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 10 -     INCOME TAXES (CONTINUED)
              The  reconciliation of the differences  between the statutory U.S.
              federal income tax rate and the Company's effective tax rate is as follows:

                                     1997       1996       1995
                                    ------     ------     ------

U.S. Statutory Rate                  34.0%     (34.0%)    (34.0%)

State income tax, net of
 federal benefit                      -          -          -

Effect of net operating loss
 carryforward and valuation
 allowance                          (34.0%)     34.0%      34.0%
                                    ------     ------     ------

Effective tax rates                   -          -          -
                                    ======     ======     ======


NOTE 11 -     CASH FLOWS FROM OPERATING ACTIVITIES
              The following schedule reconciles net income (loss) as reported in the accompanying statements of operations with net cash flows from operating activities in the statements of cash flows:

                                          1997           1996           1995
                                      -----------    -----------    -----------

Net income (loss)                     $ 1,646,300    $   (92,529)   $  (190,163)

Adjustments to reconcile
  net income (loss) to net
  cash flows from operating
  activities:
  (Income) loss from
    discontinued operations                (4,682)        95,524        194,204
  Gain on sale of discontinued
    operations                         (1,848,279)          --             --
  Depreciation and amortization
    expense                                 4,979           --             --

(Increase) decrease in assets:
  Accounts receivable                       9,232           --             --
  Interest receivable                      (1,900)
  Prepaid expenses and deposits             8,742           --             --

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 11 -     CASH FLOWS FROM OPERATING ACTIVITIES (CONTINUED)

                                               1997          1996         1995
                                            ---------     ---------    ---------

Increase (decrease) in liabilities:
  Accounts payable                              5,815          --           --
  Accrued expenses                            (22,592)         --           --
                                            ---------     ---------    ---------
  Net cash flows from (used
    by) continuing activities                (202,385)        2,995        4,041
  Net cash flows from
    discontinued operations                    84,157       218,730      384,437
                                            ---------     ---------    ---------

               Net cash flows from
              operating activities          $ 118,228     $ 221,725    $ 388,478
                                            =========     =========    =========

NOTE 12 -      FAIR VALUES OF FINANCIAL INSTRUMENTS
               The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS
               No. 107, "Disclosure about Fair Value of Financial  Instruments".
               The carrying amounts and fair value of the Company's financial instruments at June 30, 1997 and 1996 are as follows:

                                                    Carrying             Fair
1997                                                 Amounts            Values
----                                               ----------         ----------

Cash and cash equivalents                          $1,586,983         $1,586,983
Note receivable including
 current maturities                                   811,250            724,320
Preferred stock                                     1,817,591          2,682,152

                                                    Carrying             Fair
1996                                                 Amounts            Values
----                                               ----------         ----------

Cash and cash equivalents                          $  694,293         $  694,293
Long-term debt including
 current maturities                                   173,971            173,971
Preferred stock                                     1,817,591          2,536,744
Warrants, Class A                                        --                3,055
Warrants, Class B                                        --                3,055

               The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

NOTE 12 -      FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
               Cash and Cash Equivalents
               -------------------------
               The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

               Note Receivable
               ---------------
               The fair value of the note receivable was determined based on discounted cash flow analysis using a discount rate similar to financial instruments with similar risk.

               Long-term Debt
               --------------
               At June 30, 1997, the Company had no long-term debt. At December 31, 1996, the fair values of long-term debt are estimated using discounted cash flow analysis based on the Company's incremental borrowing rate as the discount rate.

               Preferred Stock
               ---------------
               The Company's preferred stock is not publicly traded and therefore a fair value is not readily available. Based on the conversion ratio of the preferred stock and the current market value of the common stock, a fair value estimate was determined.

               Warrants
               --------
               At June 30, 1997, the Company had no warrants issued or outstanding. At June 30, 1996, the fair value of the stock purchase warrants was estimated based on the redemption value of the warrants. During the first 30 days after the issuance of the warrants the Company had the right to redeem the warrants at $.01 per warrant. This is the basis of the fair value estimate.

NOTE 13 -      RELATED PARTY TRANSACTIONS
               As described in Note 6, the Company had notes payable to a related party. The related party is a significant shareholder in the Company.

               As described in Note 7, the Company has entered into a consulting agreement with an individual. The individual is a related party by virtue of stock ownership in the Company. For the year ended June 30, 1997, $35,000 of consulting expense has been included in continuing operations. For the years ended June 30, 1997, 1996 and 1995, $25,000, $60,000 and $60,000, respectively of consulting expense has been included in discontinued operations.

                                   FORM 10-KSB

                             DIAMOND EQUITIES, INC.
                    (Formerly United Payphone Services, Inc.)

                                    EXHIBITS


           3(iv) Certificate of Amendment of Articles of Incorporation
                               dated June 20, 1997
                                       19