Form 10QSB
period 1997-09-30
DIAMOND EQUITIES INC
filed 1997-11-14
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934




         For the Quarterly Period Ended September 30, 1997

         TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

         For the Transition Period From            to
                                        ----------     ----------


                         Commission File Number: 0-24138


                             DIAMOND EQUITIES, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                             88-0232816
  --------------------------                                -----------------
(State of Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

               2010 E. University Drive, Suite 3, Tempe, Az 85281
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (602) 921-2760
                          -----------------------------
              (Registrant's telephone number, including area code)

                                       N/A
                            ------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No
             -----     -----

As of October 31, 1997, Diamond Equities, Inc. Registrant had 4,666,099 shares of its $0.001 par value common stock outstanding.
                                        Page 1 of 11 sequentially numbered pages

                                                                       FORM 10-Q
                                                              FIRST QUARTER 1998



                             Diamond Equities, Inc.
                             ----------------------

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                           PAGE
                                                                          ------

         Balance Sheets - September 30, 1997 and June 30, 1997............ 3 - 4

         Statements of Operations for the Three Months
         Ended September 30, 1997 and 1996................................ 5

         Statement of Cash Flows - for the Three Months
         Ended September 30, 1997 and 1996................................ 6 - 7

         Notes to Financial Statements.................................... 8

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................ 9

PART II. OTHER INFORMATION

         Item 3(b)  Defaults Upon Senior Securities....................... 10

                             Diamond Equities, Inc.
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                            September 30,   June 30,
                                                            ------------- -------------
                                                                1997          1997
                                                            ------------- -------------
                                                             (Unaudited)    (Audited)
CURRENT ASSETS
  Cash                                                         $1,449,678    $1,586,983
  Receivables
    Trade accounts, net of allowance for doubtful accounts of
     $0 at September 30, 1997 and June 30, 1997                    35,588        20,292
  Interest receivable                                                --           1,900
  Note Receivable-current portion                                  56,873        41,123
                                                            ------------- -------------
     Total Current Assets                                       1,542,139     1,650,298
                                                            ------------- -------------
PROPERTY AND EQUIPMENT                                             24,699        20,980
                                                            ------------- -------------

OTHER ASSETS
  Notes Receivable-noncurrent portion                             770,127       770,127
  Deposits                                                          1,000         2,106
                                                            ------------- -------------
     Total Other Assets                                           771,127      772, 233
                                                            ------------- -------------
                                                               $2,337,965     $2,441,405
                                                            ============= =============

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30,     June 30,
                                                            -------------    -----------
                                                                1997            1997
                                                            -------------    -----------
CURRENT LIABILITIES
  Accounts payable                                            $   130,227    $   112,812
  Accrued expenses                                                 42,753         59,940
  Sales tax payable                                                88,098         88,098
  Accrued preferred dividends                                     194,023        194,023
                                                            -------------    -----------
     Total Current Liabilities                                    455,101        454,873
                                                            -------------    -----------
     Total Liabilities                                            455,101        454,873
                                                            -------------    -----------


STOCKHOLDERS' EQUITY
  Convertible  preferred stock, $.001 par, 6% cumulative,
    non-voting,  class A; 10,000 shares authorized;
    0 and 727 shares issued and outstanding                          --        1,817,591
  Convertible preferred stock, non-voting, non-cumulative
    class B; 20,000 shares authorized; 18,000 shares issued
     and outstanding                                            1,817,591           --
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 4,666,099 shares issued and outstanding              4,666          4,666
  Additional paid-in capital                                    2,582,282      2,582,282
  Accumulated deficit                                          (2,521,675)    (2,418,007)
                                                            -------------    -----------
     Total Stockholders' Equity                                 1,882,864      1,986,532
                                                            -------------    -----------
                                                              $ 2,337,965    $ 2,441,127
                                                            =============    ===========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                              Statements of Income
                                   (Unaudited)


                                                     For the Three Months Ended
                                                     --------------------------
                                                           September 30,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------


Net sales                                            $      --      $      --

Less cost of sales                                          --             --
                                                     -----------    -----------

Gross profit                                                --             --

Selling, general and administrative expenses             121,058           --
                                                     -----------    -----------

Operating income or (loss)                              (121,058)          --
                                                     -----------    -----------

Other income and (expenses), net
                                                          17,390          4,372
Income (loss) from Discontinued Operations                                3,863
Gain on sale of assets                                      --             --
                                                     -----------    -----------

Net income (loss) before income taxes                   (103,668)         8,235

Provision for income taxes                                  --             --
                                                     -----------    -----------

Net income or (loss) before preferred dividends         (103,668)         8,235

Preferred dividends                                         --          (27,264)
                                                     -----------    -----------

Net loss attributed to common stock                  $  (103,668)   $   (19,029)
                                                     ===========    ===========


Net income or (loss) per share                       $      (.02)   $      (.00)
                                                     ===========    ===========

Weighted Average Shares Outstanding                    4,666,099      5,277,099
                                                     ===========    ===========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                      --------------------------
                                                             September 30,
                                                      --------------------------
                                                          1997          1996
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(103,668)    $ (19,029)

  Adjustments to reconcile net loss to net cash
  used in operating activities:
       Depreciation and amortization                        1,481        52,848

    Changes in operating assets and liabilities
     (Increase) decrease in
        Receivables - trade and other                     (13,396)      (15,647)
        Prepaid expenses and other                         (1,000)       (1,929)
        Increase (decrease) in
        Accounts payable                                   17,415        11,459
        Accrued liabilities                               (17,187)       30,583
                                                        ---------     ---------


     Net Cash Used in Operating Activities               (116,355)       58,285
                                                        ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                        (5,200)      (30,625)
 Cash paid for notes receivable                           (15,750)       (6,000)
                                                        ---------     ---------

       Net Cash Provided by Investing Activities        $ (20,950)    $ (36,625)
                                                        ---------     ---------

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                        For the Three Months Ended
                                                        --------------------------
                                                              September 30,
                                                        --------------------------
                                                           1997           1996
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                   $      --      $      (184)
                                                        -----------    -----------

     Net Cash Provided (Used) by Financing Activities          --             (184)
                                                        -----------    -----------


INCREASE (DECREASE) IN CASH                                (137,305)        21,476


CASH, BEGINNING OF PERIOD                                 1,586,983        694,293
                                                        -----------    -----------

CASH, END OF PERIOD                                     $ 1,449,678    $   715,769
                                                        ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for income taxes                           $      --      $      --
                                                        ===========    ===========
   Cash paid for interest                               $      --      $       134
                                                        ===========    ===========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                               September 30, 1997



NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL
-------

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1997, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1997.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                             Diamond Equities, Inc.
                               September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources of the Company
----------------------------------------------

             On November 15, 1996, the Company sold its payphone base and all related equipment, contracts, automobiles and nearly all furniture & fixtures to Tru-Tel Communications, L.L.C. for $1,711,250 in cash and a note receivable of $811,250. The Company assigned the office and warehouse lease to the buyer and moved its operations to another location in Tempe, Arizona. Since November 15, 1996, the Company has been winding down operations relative to the payphone business and has been involved in searching for new business ventures and operations to acquire in different industries. Because the Company discontinued its operations in the pay telephone industry in fiscal year 1997, the results of operations will greatly differ from that of fiscal year 1998.

Cash and cash equivalents totaled $1,449,678 at September 30, 1997 compared to $1,586,983 at June 30, 1997. The decrease in cash was due primarily to general and administrative expenses exceeding the interest income, which is the only form of revenue the Company currently has.

Long term cash requirements, other than normal operating expenses, are anticipated for the acquisition or start up of new business operations. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1998.

The Company's principal commitment at September 30, 1997 consists of an obligation under an operating leases for facilities.

Results of Operations
---------------------

Revenues of $17,389 from interest income for the first quarter of 1998 decreased dramatically from the same period last year due to the lack of operations as discussed above. The only form of revenues currently being recorded is the interest on the cash accounts. Because the note receivable is in default, no interest income is being recorded.

Selling, general and administrative expenses were $121,058 for the first quarter 1998 a decrease of $183,664 over the same period last year. The decrease is primarily due to the change in operations and personnel.

Management anticipates that general selling and administrative expenses will continue to remain constant until new business operations begin.

The Company incurred a loss of $(103,668) for the first quarter 1998 compared to a loss of $(19,029) for the same timely period a year ago, due to the lack of revenues. The Company no longer has a preferred dividend burden due to the exchange of Series A Preferred Stock for Series B non-cumulative preferred stock. This results in an additional net income of $27,264 available to common shareholders every quarter.

                             Diamond Equities, Inc.
                               September 30, 1997


There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

Plan of Operations
------------------

The Company's plan for 1998 is to acquire or begin operations in a different industry. Management is currently reviewing several potential acquisition candidates in the plastics industry, and hopes to secure operations in the near future.

PART II OTHER INFORMATION

Item 3(b) Defaults Upon Senior Securities
-----------------------------------------

The Company is 21 months in arrears ($194,023) as of November 14, 1997, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock.

                             Diamond Equities, Inc.
                               September 30, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1997


                                        Diamond Equities, Inc.


                                        By:  /S/ David Westfere
                                             ------------------------------
                                             David Westfere, CEO and
                                             Principal Financial Officer
                                       11