Form 10KSB40/A
period 1997-06-30
DIAMOND EQUITIES INC
filed 1998-01-20
CIK 923150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-KSB/A


(Mark One)

         X  Annual report under Section 13 or 15(d) of the  Securities  Exchange
         -  Act of 1934 (Fee required).

         For the fiscal year June 30, 1997

         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required).

                For the Transition period from:             to:

         Commission File Number. 0-24138


                             DIAMOND EQUITIES, INC.
                 ----------------------------------------------
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

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

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

         Yes X     No
             -

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      -

         The Issuer's revenues for the year ended June 30, 1997, were $ none .
                                                                        -----

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

         Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                               -
                      Documents incorporated by Reference:

         Incorporated by reference in this Amended Form 10-KSB (10 KSB/A) is the Form 10-KSB filed by the issuer and exhibits thereto as filed with the Commission on October 09, 1997.

                                TABLE OF CONTENTS

    PART I                                                                              Page No.

   Item 1.      Description of Business.........................................    Incorporated by
   Item 2.      Description of Property.........................................   reference to Form
   Item 3.      Legal Proceedings...............................................    10-KSB filed on
   Item 4.      Submission of Matters to a Vote of Security Holders.............    October 09, 1997


   PART II

   Item 5.      Market Price of and Dividends on the Registrant's Common Equity
                and Other Stockholder Matters...................................    Incorporated by
   Item 6.      Management's Discussion and Analysis or Plan of Operation.......   reference to Form
   Item 7.      Financial Statements............................................    10-KSB filed on
   Item 8.      Changes in and Disagreements With Accountants...................    October 09, 1997
   Item 9.      Directors, Executive Officers, Promoters and Control Persons....


   PART III

   Item 10.     Executive Compensation..........................................    Incorporated by
   Item 11.     Security Ownership of Certain Beneficial Owners and Management..   reference to Form
   Item 12.     Certain Relationships and Related Transactions..................    10-KSB filed on
                                                                                    October 09, 1997

   Item 13.     Exhibit List and Reports on Form 8-K
                Exhibit No. 27 Financial Data Schedule (attached on following page)

         Item 13. Exhibits List and Reports on 8-K.

         10 (a) The following exhibits are furnished with this Report pursuant to Item 601 of Regulation S-B.

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

       4(a)         Form of certificate evidencing shares of Common Stock                                  *

       4(b)         Form of certificate evidencing shares of Series A 6% Preferred Stock                  ***

       10.1         Assignment and Assumption of Liabilities Agreement                                     **

       10.2         Stock Purchase Agreement dated April 3, 1995 between Oak Holdings and                 ****
                    Teletek, Inc.

       10.3         Consulting Agreement dated April 6, 1995, between the Company and                     ****
                    Michael Swan

       10.4         Consulting Agreement dated January 1, 1995, between the Company and                   ***
                    C&N, Inc.

       10.5         Severance Agreement dated October 3, 1996 between the Company and                      *2
                    Michael Swan

       10.6         Form 12b-25 dated September 27, 1997                                                 *****

       10.7         Stock Purchase Agreement between Teletek, Inc. and Dingaan  Holdings,                ******
                    S.A. dated December 1, 1996 (change in control of registrant)

        27          Financial Data Schedule

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

***** Incorporated by reference to the Company's Form 12b-25 dated September 27, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIAMOND EQUITIES, INC.
----------------------
Registrant

By:    /s/ David D. Westfere
       ---------------------
David D. Westfere, President


Date: January 14, 1998


By:   /s/ Todd D. Chisholm
      --------------------
Todd D. Chisholm, Chief Financial Officer


Date: January 14, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ David D. Westfere
    ---------------------
David D. Westfere, Director


Date: January 14, 1998



By: /s/ Todd D. Chisholm
    --------------------
Todd D. Chisholm, Director


Date: January 14, 1998

                                   FORM 10-KSB

                             DIAMOND EQUITIES, INC.
                    (Formerly United Payphone Services, Inc.)

                                    EXHIBITS


                           27 Financial Data Schedule
                                       18