Form 10KSB40/A
period 1997-06-30
DIAMOND EQUITIES INC
filed 1998-01-26
CIK 923150

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

                                TABLE OF CONTENTS

   PART I                                                                                      Page No.

Item 1.      Description of Business ........................................................     3
Item 2.      Description of Property ........................................................     7
Item 3.      Legal Proceedings ..............................................................     7
Item 4.      Submission of Matters to a Vote of Security Holders ............................     8


PART II

Item 5.      Market Price of and Dividends on the Registrant's Common Equity and Other
             Stockholder Matters ............................................................     8
Item 6.      Management's Discussion and Analysis or Plan of Operation ......................     9
Item 7.      Financial Statements ...........................................................    11
Item 8.      Changes in and Disagreements With Accountants ..................................    11


PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons ...................    12
Item 10.     Executive Compensation .........................................................    12
Item 11.     Security Ownership of Certain Beneficial Owners and Management .................    13
Item 12.     Certain Relationships and Related Transactions .................................    15
Item 13.     Exhibits List and Reports on Form 8-K ..........................................    16

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

         Federal Grand Jury Indictments. On November 6, 1996, a true bill was returned by the Grand Jury in the United States District Court in Nevada against certain former directors and officers of the Company and other non-affiliated individuals, who were accused of racketeering, RICO violations, securities fraud and wire fraud. All of the charges against the former directors and officers arose out of alleged activities the individuals while serving as directors and officers of the Company. The Company is not a party of and was not named as a defendant in the indictments. However, because the indictments relate to activities alleged to have been perpetrated by then officers and directors of the Company, there can be no assurance that the indictments ultimately will not have a material adverse effect on the Company.

         The persons named in the indictments as discussed in prior 10-KSB filings, are no longer officers, directors or control persons of the Company.

         The government informed the Company on August 21, 1996 that Mr. and Mrs. Westfere, the Company's then current Chief Executive Officer and Secretary/Treasurer, were neither subjects or targets of the grand jury investigation, and the government did not contact any other then current officers or employees concerning the investigation. The government has not informed the Company as to the relief, if any, to be sought. The Company complied with the subpoena duces tecum (to produce Company records and documents) it received and cooperated with the government's investigation. The Company is presently unable to assess the potential liability, if any, to the Company as a result of activities which are the subject of the above investigation.

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

         At June 30, 1997, the Company had cash and cash equivalents of $1,586,983, compared to cash and cash equivalents of $694,293 at June 30, 1996. This increase of $892,690 resulted primarily from the sale of the payphone operations, from which the Company received $1,688,750. The foregoing increase in cash was offset by a net decrease in cash of $118,228 from continuing and discontinued operations, the return of the SB-2 offering of $458,250, the payoff of long term debt of $173,971, and the purchase of property & equipment of $45,611.

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

         Item  11.  Security   Ownership  of  Certain   Beneficial   Owners  and
         Management.

         The following table sets forth certain information concerning the Common Stock ownership as of September 27, 1997, of (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; (iii) each of the Company's executive officers; and (iv) directors and executive officers of the Company as a group:

Name and Address of Beneficial Owner           Amount and Nature of Beneficial        Percent of Class(8)
------------------------------------           --------------------------------       ----------------
                                                          Ownership
                                                          ---------
         Oak Holdings, Inc.                             2,500,000 (1)                      53.6%
           Apartado 63685
     Panama, Republic of Panama

       Grafton Holdings S.A.                            2,500,000 (2)                      53.6%
           Apartado 63685
     Panama, Republic of Panama

         Peter Robin Baily                              2,500,000 (3)                      53.6%
          Apartado 6-4569
  Panama City, Republic of Panama

           Pedro Coronado                               2,500,000 (4)                      53.6%
          Apartado 6-2495
  Panama City, Republic of Panama

       Dingaan Holdings, S.A.                             992,065 (5)                      21.3%(5)
        Enro Canadian Center
            First Floor
         Marlborough Street
          P.O. Box N-3802
          Nassau, Bahamas

          Todd D. Chisholm                                    0                             N/A
          50 West Broadway
             Suite 1130
     Salt Lake City, Utah 84101

           David Westfere                                  20,000 (6)                       (7)
       1725 West Third Street
          Tempe, AZ 85281

Directors and Executive Officers as a Group                20,000 (7)                       (7)
            (2 persons)

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

(6) These shares are owned jointly by Mr. and Mrs. Westfere, husband and wife.

(7) Less than 1%.

(8) Percentages reflect the beneficial ownership of related parties. See above footnotes. The above table and footnotes reflects the removal of certain entities which no longer own 5% or more of the outstanding common stock.

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

         On October 3, 1996, the Company and Mr. Michael G. Swan entered into a Severance Agreement, pursuant to which (a) a prior consulting agreement was terminated; (b) Mr. Swan is expressly prohibited from performing any services for the company, or from representing himself to be an agent or representative of the Company, without the prior written consent of the Company's Chief Executive Officer; and (c) the Company agreed to pay Mr. Swan $5,000 per month through April 1998. The Company may terminate the Severance Agreement in the event Mr. Swan (i) breaches the Severance Agreement, (ii) is convicted of a felony involving or related to his previous employment with the Company or services provided by him for the benefit of or related to the Company; or (iii) dies.

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

  10.4          Consulting Agreement dated January 1, 1995, between the Company and
                C&N, Inc.                                                                            ***

  10.5          Severance Agreement dated October 3, 1996 between the Company and
                Michael Swan                                                                         *2

  10.6          Form 12b-25 dated September 27, 1997                                                 *****

  10.7          Stock Purchase Agreement between Teletek, Inc. and Dingaan  Holdings, S.A.           ******
                dated December 1, 1996 (change in control of registrant)

   27           Financial Data Schedule                                                              *3

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

         (b) A Form 8-K was filed electronically by the Company on November 19, 1997 disclosing a change in security ownership by certain beneficial owners.

*3 Filed herewith and previously filed on Form 10-KSB/A on 1-20-98


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIAMOND EQUITIES, INC.
----------------------
Registrant

By: /s/ David D. Westfere
    ---------------------
David D. Westfere, President


Date: January 26, 1998


By: /s/ Todd D. Chisholm
    --------------------
Todd D. Chisholm, Chief Financial Officer


Date: January 26, 1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ David D. Westfere
    ---------------------
David D. Westfere, Director


Date: January 26, 1998


By: /s/ Todd D. Chisholm
    --------------------
Todd D. Chisholm, Director


Date: January 26, 1998

                                  FORM 10-KSB/A

                             DIAMOND EQUITIES, INC.
                    (Formerly United Payphone Services, Inc.)

                                    EXHIBITS


           3(iv) Certificate of Amendment of Articles of Incorporation
                               dated June 20, 1997

                           27 Financial Data Schedule
                                       18