Form 10QSB
period 1997-12-31
DIAMOND EQUITIES INC
filed 1998-02-12
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the Transition Period From __________ to __________


                         Commission File Number: 0-24138


                             DIAMOND EQUITIES, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                          88-0232816
-------------------------------                          ----------------
(State of Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

               2010 E. University Drive, Suite 3, Tempe, Az 85281
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (602) 921-2760
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No
             -----      -----


As of January 31, 1998, Diamond Equities, Inc. Registrant had 4,666,099 shares of its $0.001 par value common stock outstanding.

                                       Page 1 of 11  sequentially numbered pages

                                                                       FORM 10-Q
                                                             SECOND QUARTER 1998



                             Diamond Equities, Inc.
                             ----------------------

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----

         Balance Sheets - December 31, 1997 and June 30, 1997..............3 - 4

         Statements of Operations for the Three and Six Months
         Ended December 31, 1997 and 1996..................................   5

         Statement of Cash Flows - for the Six Months
         Ended December 31, 1997 and 1996..................................6 - 7

         Notes to Financial Statements.....................................   8

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   9

PART II. OTHER INFORMATION

         Item 3(b)  Defaults Upon Senior Securities........................  10

                             Diamond Equities, Inc.
                                 Balance Sheets

                                     ASSETS


                                                December 31,      June 30,
                                             ---------------   ---------------
                                                  1997               1997
                                             ---------------   ---------------
                                               (Unaudited)        (Audited)
CURRENT ASSETS
  Cash                                       $     1,210,102   $     1,586,983
  Receivables
    Trade accounts, net of allowance for
     doubtful accounts of $0 at December
     31, 1997 and June 30, 1997                       35,588            20,292
  Interest receivable                                -                   1,900
  Note Receivable-current portion                     72,623            41,123
                                             ---------------   ---------------

     Total Current Assets                          1,318,313         1,650,298
                                             ---------------   ---------------

PROPERTY AND EQUIPMENT                                24,260            20,980
                                             ---------------   ---------------

OTHER ASSETS
  Notes Receivable-noncurrent portion                754,377           770,127
  Deposits                                             1,000             2,106
                                             ---------------   ---------------

     Total Other Assets                              755,377          772, 233
                                             ---------------   ---------------

                                             $     2,097,950   $      2,441,405
                                             ===============   ================

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               December 31,        June 30,
                                                             ---------------   ----------------
                                                                  1997               1997
                                                             ---------------   ----------------
CURRENT LIABILITIES
  Accounts payable                                           $       121,483   $        112,812
  Accrued expenses                                                     4,638             59,940
  Sales tax payable                                                   -                  88,098
  Accrued preferred dividends                                        194,023            194,023
                                                             ---------------   ----------------

     Total Current Liabilities                                       320,144            454,873
                                                             ---------------   ----------------

     Total Liabilities                                               320,144            454,873
                                                             ---------------   ----------------



STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par, 6% cumulative,
    non-voting, class A; 10,000 shares authorized;
    0 and 727 shares issued and outstanding                           -               1,817,591
  Convertible preferred stock, non-voting, non-cumulative
    class B; 20,000 shares authorized; 18,000 shares issued
     and outstanding                                               1,817,591             -
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 4,666,099 shares issued and outstanding                 4,666              4,666
  Additional paid-in capital                                       2,582,282          2,582,282
  Accumulated deficit                                             (2,626,733)        (2,418,007)
                                                             ---------------   ----------------

     Total Stockholders' Equity                                    1,777,806          1,986,532
                                                             ---------------   ----------------

                                                             $     2,097,950   $      2,441,127
                                                             ===============   ================

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                              Statements of Income
                                   (Unaudited)

                                                         For the Three Months           For the Six Months
                                                          Ended  December 31,           Ended December 31,
                                                      --------------------------    --------------------------
                                                          1997           1996           1997           1996
                                                      -----------    -----------    -----------    -----------
Net sales                                             $      --      $      --             --             --

Less cost of sales                                           --             --             --             --
                                                      -----------    -----------    -----------    -----------

Gross profit                                                 --             --             --             --

Selling, general and administrative expenses               87,397         50,621        208,455         50,621
                                                      -----------    -----------    -----------    -----------

Operating income or (loss)                                (87,397)       (50,621)      (208,455)       (50,621)
                                                      -----------    -----------    -----------    -----------

Other income and (expenses), net                           15,534         21,790         32,924         26,162
Income (loss) from Discontinued Operations                (33,196)       (40,568)       (33,196)       (36,705)
Gain on sale of assets                                       --        1,856,985           --        1,856,985
                                                      -----------    -----------    -----------    -----------

Net income (loss) before income taxes                    (105,059)     1,787,586       (208,727)     1,795,821

Provision for income taxes                                   --             --             --             --
                                                      -----------    -----------    -----------    -----------

Net income or (loss) before preferred dividends          (105,059)     1,787,586       (208,727)     1,795,821

Preferred dividends                                          --          (27,264)          --          (54,528)
                                                      -----------    -----------    -----------    -----------

Net loss attributed to common stock                      (105,059)   $ 1,760,322       (208,727)     1,741,293
                                                      -----------    -----------    -----------    -----------

Net income or (loss) per share                        $      (.02)   $       .33           (.04)           .32
                                                      -----------    -----------    -----------    -----------

Weighted Average Shares Outstanding                     4,666,099      5,277,099      4,666,099      5,277,099
                                                      -----------    -----------    -----------    -----------

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                             For the Six Months Ended
                                                         ----------------------------------
                                                                   December 31,
                                                         ---------------   ----------------
                                                               1997               1996
                                                         ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $      (208,727)  $      1,795,821

  Adjustments to reconcile net loss to net cash
   used in operating activities:
       Gain on sale of equipment                                  -              (1,856,985)
       Depreciation and amortization                               2,962             79,768

    Changes in operating assets and liabilities
     (Increase) decrease in
        Receivables - trade and other                            (13,396)           (19,197)
        Prepaid expenses and other                                (1,000)             1,363
        Increase (decrease) in
        Accounts payable                                           8,662            (22,203)
        Accrued liabilities                                     (143,400)            (3,524)
                                                         ---------------   ----------------


     Net Cash Used in Operating Activities                      (354,899)           (24,957)
                                                         ---------------   ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                               (6,232)           (44,466)
 Proceeds form sale of assets                                     -               1,711,250
 Cash paid for notes receivable                                  (15,750)              -
                                                         ---------------   ----------------

       Net Cash Provided by Investing Activities         $       (21,982)  $      1,666,784
                                                         ---------------   ----------------

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
S

                                                              For the Six Months Ended
                                                          ----------------------------------
                                                                    December 31,
                                                          ----------------------------------
                                                               1997               1996
                                                          ---------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                     $        -        $           (246)
                                                          ---------------  -----------------

     Net Cash Provided (Used) by Financing Activities              -                    (246)
                                                          ---------------   ----------------


INCREASE (DECREASE) IN CASH                                      (376,881)         1,641,581


CASH, BEGINNING OF PERIOD                                       1,586,983            694,293
                                                          ---------------   ----------------

CASH, END OF PERIOD                                       $     1,210,102   $      2,335,874
                                                          ===============   ================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for income taxes                             $          -      $           -
                                                          ===============   ================
   Cash paid for interest                                 $           555   $            134
                                                          ===============   ================

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                                December 31, 1997



NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL
-------

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 1997, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1997.

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

                             Diamond Equities, Inc.
                                December 31, 1997

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

Cash and cash equivalents totaled $1,210,102 at December 31, 1997 compared to $1,586,983 at June 30, 1997. The decrease in cash was due primarily to general and administrative expenses exceeding the interest income, which is the only form of revenue the Company currently has, as well as the payment of sales tax liabilities and attorneys fees related to the discontinued operations.

Long term cash requirements, other than normal operating expenses, are anticipated for the acquisition or start up of new business operations. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1998.

The Company's principal commitment at December 31, 1997 consists of an obligation under an operating leases for facilities.

Results of Operations
---------------------

Revenues of $15,534 from interest income for the second quarter of 1998 decreased slightly from the same period last year due to diminishing cash. The only form of revenues currently being recorded is the interest on the cash accounts. Because the note receivable is in default, no interest income is being recorded.

Selling, general and administrative expenses were $87,397 for the second quarter 1998, an increase of $36,776 over the same period last year. The increase is primarily due additional wages paid due to added personnel, travel expenses and professional fees incurred in the search for new operations..

Management anticipates that general selling and administrative expenses will continue to remain constant until new business operations begin.

The Company incurred a loss of $(105,059) for the second quarter 1998 compared to a gain of $1,760,322 for the same timely period a year ago, due to the sale of the payphone operations. The Company no longer has a preferred dividend burden due to the exchange of Series A Preferred Stock for Series B non-cumulative preferred stock. This results in an additional net income of $27,264 available to common shareholders every quarter.

                             Diamond Equities, Inc.
                                December 31, 1997


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

PART II OTHER INFORMATION

Item 3(b) Defaults Upon Senior Securities
-----------------------------------------

The Company is 21 months in arrears ($194,023) as of November 14, 1997, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. The class A Preferred shares have been replaced by Class B shares, however accrued preferred dividends have not yet been paid.

                             Diamond Equities, Inc.
                                December 31, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 1998


                                      Diamond Equities, Inc.


                                      By:      /S/ David Westfere
                                               ---------------------------
                                               David Westfere, CEO and
                                               Principal Financial Officer
                                       11