Form 10QSB
period 1998-03-31
DIAMOND EQUITIES INC
filed 1998-05-13
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1998

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (602) 921-2760
                        -------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
                        -------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No
             -----     -----

As of April 30, 1998, Diamond Equities, Inc. Registrant had 4,666,099 shares of its $0.001 par value common stock outstanding.
                                        Page 1 of 11 sequentially numbered pages

                                                                       FORM 10-Q
                                                              THIRD QUARTER 1998



                             Diamond Equities, Inc.
                             ----------------------

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

         Balance Sheets - March  31, 1998 and June 30, 1997................. 3-4

         Statements of Operations for the Three and Nine Months
         Ended March 31, 1998 and 1997  ....................................   5

         Statement of Cash Flows - for the Nine Months
         Ended March 31, 1998 and 1997 . ................................... 6-7

         Notes to Financial Statements......................................   8

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................   9

PART II. OTHER INFORMATION

         Item 3(b)  Defaults Upon Senior Securities.........................  10

                             Diamond Equities, Inc.
                                 Balance Sheets

                                     ASSETS
                                     ------

                                                                 March 31,     June 30,
                                                                ----------   ----------
                                                                   1998         1997
                                                                ----------   ----------
                                                                (Unaudited)   (Audited)
CURRENT ASSETS
  Cash                                                          $  873,868   $1,586,983
  Receivables
    Trade accounts, net of allowance for doubtful accounts of
     $0 at March 31, 1998 and June 30, 1997                         35,588       20,292
  Interest receivable                                                 --          1,900
  Note Receivable-current portion                                   15,750       41,123
  Certificate of Deposit                                           250,000         --
                                                                ----------   ----------

     Total Current Assets                                        1,175,206    1,650,298
                                                                ----------   ----------

PROPERTY AND EQUIPMENT                                              24,882       20,980
                                                                ----------   ----------

OTHER ASSETS
  Investment                                                         5,000         --
  Notes Receivable-noncurrent portion                              811,250      770,127
  Deposits                                                           1,000        2,106
                                                                ----------   ----------

     Total Other Assets                                            817,250     772, 233
                                                                ----------   ----------

                                                                $2,017,338   $2,441,405
                                                                ==========   ==========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               March 31,       June 30,
                                                              -----------    -----------
                                                                  1998           1997
                                                              -----------    -----------
CURRENT LIABILITIES
  Accounts payable                                            $   112,246    $   112,812
  Accrued expenses                                                  4,964         59,940
  Sales tax payable                                                  --           88,098
  Accrued preferred dividends                                     194,023        194,023
                                                              -----------    -----------

     Total Current Liabilities                                    311,233        454,873
                                                              -----------    -----------

     Total Liabilities                                            311,233        454,873
                                                              -----------    -----------



STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par, 6% cumulative,
    non-voting, class A; 10,000 shares authorized;
    0 and 727 shares issued and outstanding                          --        1,817,591
  Convertible preferred stock, non-voting, non-cumulative
    class B; 20,000 shares authorized; 18,000 shares issued
     and outstanding                                            1,817,591           --
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 4,666,099 shares issued and outstanding              4,666          4,666
  Additional paid-in capital                                    2,582,282      2,582,282
  Accumulated deficit                                          (2,698,434)    (2,418,007)
                                                              -----------    -----------

     Total Stockholders' Equity                                 1,706,105      1,986,532
                                                              -----------    -----------

                                                              $ 2,017,338    $ 2,441,127
                                                              ===========    ===========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                              Statements of Income
                                   (Unaudited)

                                                    For the Three Months           For the Nine Months
                                                       Ended March 31,               Ended March 31,
                                                  --------------------------    --------------------------
                                                     1998           1997           1998           1997
                                                  -----------    -----------    -----------    -----------
Net sales                                         $      --      $      --             --             --

Less cost of sales                                       --             --             --             --
                                                  -----------    -----------    -----------    -----------

Gross profit                                             --             --             --             --

Selling, general and administrative expenses           83,625        115,719        292,080        166,340
                                                  -----------    -----------    -----------    -----------

Operating income or (loss)                            (83,625)      (115,719)      (292,080)      (166,340)
                                                  -----------    -----------    -----------    -----------

Other income and (expenses), net                       11,925         36,927         44,849         63,089
Income (loss) from Discontinued Operations               --             --          (33,196)        (1,117)
Gain on sale of assets                                   --             --             --        1,856,985
                                                  -----------    -----------    -----------    -----------

Net income (loss) before income taxes                 (71,700)       (78,792)      (280,427)     1,752,617

Provision for income taxes                               --             --             --             --
                                                  -----------    -----------    -----------    -----------

Net income or (loss) before preferred dividends       (71,700)       (78,792)      (280,427)     1,752,617

Preferred dividends                                      --          (27,264)          --          (81,792)
                                                  -----------    -----------    -----------    -----------

Net loss attributed to common stock                   (71,700)   $  (106,056)      (280,427)     1,670,825
                                                  -----------    -----------    -----------    -----------

Net income or (loss) per share                    $      (.02)   $      (.02)          (.06)           .32
                                                  -----------    -----------    -----------    -----------

Weighted Average Shares Outstanding                 4,666,099      4,666,099      4,666,099      5,073,432
                                                  -----------    -----------    -----------    -----------

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                            Statements of Cash Flows
                                   (Unaudited)



                                                     For the Nine Months Ended
                                                     --------------------------
                                                             March 31,
                                                     --------------------------
                                                        1998           1997
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              (280,427)   $ 1,670,825

  Adjustments to reconcile net loss to net cash
    used in operating activities:
       Gain on sale of equipment                            --       (1,856,985)
       Depreciation and amortization                       4,443         81,306

    Changes in operating assets and liabilities
     (Increase) decrease in
        Receivables - trade and other                    (13,396)       (57,434)
        Prepaid expenses and other                        (1,000)         3,657
        Increase (decrease) in
        Accounts payable                                    (566)       (95,232)
        Accrued liabilities                             (143,074)        80,152
                                                     -----------    -----------


     Net Cash Used in Operating Activities              (434,020)      (173,711)
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (8,345)       (45,610)
 Proceeds form sale of assets                               --        1,711,250
 Cash paid for notes receivable                          (15,750)      (143,291)
 Cash paid for investments                                (5,000)          --
 Cash paid for certificate of deposit                   (250,000)          --
                                                     -----------    -----------

       Net Cash Provided by Investing Activities     $  (279,095)   $ 1,522,349
                                                     -----------    -----------

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                        For the Nine Months Ended
                                                                 March 31,
                                                            1998           1997
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                   $      --      $      (246)
  Proceeds from SB2 offering returned to shareholders          --         (458,250)
                                                        -----------    -----------

     Net Cash Provided (Used) by Financing Activities          --         (458,496)
                                                        -----------    -----------


INCREASE (DECREASE) IN CASH                                (713,115)       890,142


CASH, BEGINNING OF PERIOD                                 1,586,983        694,293
                                                        -----------    -----------

CASH, END OF PERIOD                                     $   873,868    $ 1,584,435
                                                        ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for income taxes                           $      --      $      --
                                                        ===========    ===========
   Cash paid for interest                               $       915    $       178
                                                        ===========    ===========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                                 March 31, 1998



NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL
-------

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 1998, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1997.

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

                             Diamond Equities, Inc.
                                 March 31, 1998

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

Cash and cash equivalents totaled $873,868 at March 31, 1998 compared to $1,586,983 at June 30, 1997. The decrease in cash was due primarily to general and administrative expenses exceeding the interest income, which is the only form of revenue the Company currently has, as well as the payment of sales tax liabilities and attorneys fees related to the discontinued operations. The Company also purchased an 18 month certificate of deposit for $250,000, which is security on a line of credit with a bank of $235,000.

Long term cash requirements, other than normal operating expenses, are anticipated for the acquisition or start up of new business operations. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1998.

The Company's principal commitment at March 31, 1998 consists of an obligation under an operating leases for facilities.

Results of Operations
---------------------

Revenues of $11,925 from interest income for the third quarter of 1998 decreased slightly from the same period last year due to diminishing cash. The only form of revenues currently being recorded is the interest on the cash accounts. Because the note receivable is in default, no interest income is being recorded.

Selling, general and administrative expenses were $83,625 for the third quarter 1998, a decrease of $32,094 over the same period last year. The decrease is primarily due to a decrease in legal fees and other expenses related to the change of operations.

Management anticipates that general selling and administrative expenses will continue to remain constant until new business operations begin.

The Company incurred a loss of $(71,700) for the third quarter 1998 compared to a loss of $(106,056) for the same timely period a year ago. The Company no longer has a preferred dividend burden due to the exchange of Series A Preferred Stock for Series B non-cumulative preferred stock. This results in an additional net income of $27,264 available to common shareholders every quarter.

                             Diamond Equities, Inc.
                                 March 31, 1998


There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

Plan of Operations
------------------

The Company's plan for 1998 is to acquire or begin operations in a different industry. Management is currently reviewing several potential acquisition candidates in various industries, and hopes to secure operations in the near future.

PART II OTHER INFORMATION

Item 3(b) Defaults Upon Senior Securities
-----------------------------------------

The Company is 24 months in arrears ($194,023) as of May 1, 1998, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. The class A Preferred shares have been replaced by Class B shares, however accrued preferred dividends have not yet been paid.

                             Diamond Equities, Inc.
                                 March 31, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 1998


                                        Diamond Equities, Inc.


                                        By:  /S/ David Westfere
                                             -----------------------------
                                             David Westfere, CEO and
                                             Principal Financial Officer
                                       11