Form 10KSB40
period 1998-06-30
DIAMOND EQUITIES INC
filed 1998-10-13
CIK 923150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year JUNE 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from:____________to:___________

                         Commission File Number. 0-24138


                             DIAMOND EQUITIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                         88-0232816
------------------------------              ------------------------------------
State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or Organization


2010 E. UNIVERSITY DRIVE, STE. # 3 - TEMPE, ARIZONA          85281
---------------------------------------------------          -----
    (Address of Principal Executive Offices)               (Zip Code)

                                 (602) 921-2760
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: NONE
                                                                     -------
         Securities registered under Section 12(g) of the Exchange Act:

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

               Yes [X]  No [ ]

              Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the year ended June 30, 1998, were $ none.

         The aggregate market value of the voting stock held by non-affiliates (approximately 1,775,034 shares as of September 27, 1997) based upon the average of the bid and asked prices of such stock as of September 23, 1998, as reported on the Electronic Bulletin Board, was $0.05.

         The number of shares of Common Stock of the issuer outstanding as of September 23, 1998, was 4,666,099.

         Transitional Small Business Disclosure Format (check one): Yes  No [X]

                                       Documents incorporated by Reference:

         Incorporated by reference to this annual report are Forms 8-K filed by the Registrant on June 19, 1998 and July 29, 1998, respectively, which disclosed acquisitions of two entities engaged in the plastic injection molding industry. One acquisition took place after the Registrant's fiscal year ending June 30, 1998.

         In addition, a Form 8-K was filed on July 17, 1998 regarding a voluntary change of auditors for the Registrant.

                                TABLE OF CONTENTS



PART I                                                                  Page No.

Item 1.   Description of Business...........................................3
Item 2.   Description of Property...........................................9
Item 3.   Legal Proceedings.................................................9
Item 4.   Submission of Matters to a Vote of Security Holders..............10

PART II

Item 5.   Market Price of and Dividends on the Registrant's Common
          Equity and Other Stockholder Matters.............................10

Item 6.   Management's Discussion and Analysis or Plan of Operation........11
Item 7.   Financial Statements.............................................12
Item 8.   Changes in and Disagreements With Accountants....................13

PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons.....13
Item 10.  Executive Compensation...........................................13
Item 11.  Security Ownership of Certain Beneficial Owners and Management...14
Item 12.  Certain Relationships and Related Transactions...................16
Item 13.  Exhibits List and Reports on Form 8-K............................16

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

    RECENT DEVELOPMENTS. Prior to June, 1998, the Company was essentially a "blank check" company, as a result of the Asset Sale discussed above, with cash and a promissory note as its primary assets. On November, 1997, the Company established a subsidiary, Precision Plastics Molding, Inc. ("Precision" or the "Subsidiary"), a Nevada corporation, and on June 15, 1998 the Company and Precision purchased the assets of Premier Plastics Corporation, a Tempe, Arizona private corporation engaged in the plastic injection molding business. Consideration of $80,000 in cash was paid along with the assumption of various notes and payables in the amount of approximately $40,000. In addition, the selling shareholder of Premier received 300,000 shares of common stock of the Subsidiary valued at $0.25 per share. Prior to this acquisition, the Subsidiary had no assets. The purchase price was determined by negotiations between the parties. The cash paid was from the Registrant's own funds. There was no prior relationship between Premier and its sole shareholder and the officers and directors of the Registrant or its Subsidiary.

    On July 15, 1998, the Company and Precision closed a transaction involving the purchase of substantially all the assets of Accurate Thermoplastics, Inc. ("Accurate") an Arizona private corporation engaged in the plastic injection molding business. The assets purchased included equipment, inventories, contract rights, customer lists, know-how, drawings, specifications and intellectual property. The sole shareholder of Accurate, Roy L. Thompson, was engaged to serve as a consultant to Precision. The business of Accurate will be continued under the name Precision Plastics, Inc.. Precision acquired the assets of Accurate for payment of Five Hundred Sixty Thousand Dollars ($560,000) consisting of cash and a promissory note, and in consideration for the assumption by Precision of certain liabilities of Accurate. The purchase price paid by Precision was determined by negotiations between the parties. The cash paid was from funds paid to Precision by the Registrant for 2,000,000 shares of Precision's common stock 68.9% of the outstanding common stock of Precision. There was and is no relationship between Accurate and its sole shareholder and the officers and directors of the Registrant or Precision.

    OVERVIEW OF THE PLASTICS INDUSTRY. The plastics industry, as broadly defined, is the fourth largest industry in the United States. Only the motor vehicle, petroleum refining and electronics manufacturing industries are larger.

    While plastics in various forms have been around for many years, the real growth of the industry began in the 1970's and in the 1980's it enjoyed 6% average annual growth. Plastics invaded wood, metal, glass, paper, and other industries as new and better plastics were found to be superior or adequate substitutes for traditional materials. New uses were found for plastics which other materials could not compete with.

    Presently, plastics manufacturers produce over five hundred different types of resins and compounds. There are varying grades of physical property and price associated with this wide array of materials.

    There are four major divisions of plastics resins. They are commonly referred to as:

1. Commodity resins - represents the bulk of production and is low tech and produced by many suppliers.
2.   Intermediate resins - more advanced and specialized than commodity resins.
3. Engineering resins - exhibit more advanced physical characteristics and are generally produced on a smaller scale.
4. Advanced resins - most capable of withstanding impact and high heat. Can carry high loads and resists chemicals and solvents.

    Plastics are often divided by their physical properties. Thermoplastics can be re-melted and reused repeatedly. They represent 83% of the industry production. Polyethylene represents 40% of the thermoplastics market and is heavily used in packaging. Quantum Chemical, Union Carbide and Dow Chemical are some of the largest producers of Polyethylene. PVC is the second largest of the thermoplastics products and is commonly used in construction (PVC pipe, for instance). Occidental Petroleum, Shintech and Formosa Plastics are some of the leading PVC producers. Thermosets are plastics that are hardened by chemical reaction. They represent the remaining 17% of the plastics market. 50% of Thermosets are used in construction as plywood adhesives, insulation, etc This is a more mature and less dynamic sector of the plastics industry

    Shipments of plastics have grown 22% in the most recent two-year period for which figures are available. Prices of plastics, which had remained relatively flat during the early 90's jumped dramatically in the mid-90's due to strong demand and short supplies of raw materials. At present, the top twenty plastics manufacturers account for 66% of all production. Smaller purchasers have a difficult time securing price breaks, creating a motivation for molders to consolidate to be competitive and profitable.

    The United States is a huge consumer of plastics, using 24% of all the plastics used in the world. The U.S. is an exporter of plastics, with 4.2% of all plastics jobs tied to exports.

    A 1995 report from U.S. Industry Profiles states, "The plastics industry should grow from 8% to 10% annually in the late 1990's, as a general increase in the use of plastics leads to strong demand." This appears to be occurring as the industry creates new compounds and invests in research and development. The industry's overall share of the economy continues to grow.

    OVERVIEW OF THE COMPANY'S LOCAL MARKET. Arizona is one of seven states with double-digit growth in the number of plastics jobs according to a recent report from Probe Economics as commissioned by The Society of the Plastics Industry.

    Database Publishing's Arizona Industrial Directory for 1997 indicates that there were forty eight companies in Arizona defined as "plastic injection molders". Of these, at least thirty six are estimated by Database to have sales in either the $1,000,000 to $5,000,000 range or to have sales of less than $1,000,000. Actually, there are probably no companies over $3,000,000 from this group. The December 29,1997 issue of the Plastics News provided a table of the largest plastic injection molders below the top 100 in the United States. Only three Arizona molders are on the list. Their sales ranged from $2,300,000 down to $1,600,000.

    Of the remaining twelve companies on Database's list, only two to four companies appear to be in the mid-range. Several, such as Badger Meter and Richco are primarily involved in non-plastics production (i.e. in Richco's case they are primarily a metals manufacturer).

    Geographically, the molders are concentrated in the metro Phoenix area. Only fourteen are located in other parts of the state and, of those, eight are in Tucson. Consequently, it is most likely that additional companies which may be acquired will be located in the metro Phoenix area, making consolidation of operations easier and less costly to accomplish, with more immediate impact on profits. However, should a good acquisition opportunity arise outside of the metro Phoenix area, the Company will carefully consider such an opportunity.

    It is clear that there is a need for an active, mid-range plastic injection molding company in Arizona to serve customers who are in need of larger production capabilities and the lower prices resulting from the enhanced buying power of a mid-sized molder. Companies such as Motorola, Intel and others have many products that would lend themselves to being produced by a mid-range molder and the Company intends to pursue those customers.

    CURRENT MANUFACTURING OPERATIONS -- BUSINESS. The Company, through its majority-owned subsidiary, Precision Plastics Moldings, Inc., is now primarily engaged in the plastics injection molding business. The operations of Premier have been combined with those of Accurate, with both acquisitions now operating under the name of Precision Plastics Molding, Inc., and all operations are conducted at the former Accurate facility at 216 S. Alma School Rd., Mesa, AZ. The following is a brief discussion of the business conducted by Precision / the Company.

    BUSINESS. The business of Precision is to produce a plastic product from the customer's designs. The customers either provide their own molds or have Precision build a mold in its facility. When the mold is completed Precision then manufactures as many or as few products as the customers desire. Most products require more than just one molded part. In most cases several parts are molded and then assembled. Precision does not always mold all of the parts for assembly nor does Precision normally do the assembly.

    PRODUCTS. Precision manufactures many products that are owned by its customers. Precision does not presently own the rights to any of the products that it produces. Precision offers the service of manufacturing parts for a customer's products at the level of quality they demand.

    MARKETING. Currently, Precision does not have a marketing or sales force. The current customers were acquired from the companies purchased. Precision intends to hire personnel to find companies that need plastic parts manufactured for their own products.

    CUSTOMERS / SUPPLIERS. Precision currently makes products for approximately twenty five (25) different customers. The largest by far is Ryobi. Management estimates that Ryobi's business makes up at least forty percent (40%) of Precision's sales. Precision works with thirty (30) different suppliers of different products consumed in manufacturing products such as boxes and plastic resin. Precision's main suppliers of plastic are Ferro Corp, GE Plastics, Polymerland, and Plastics General Polymers.

    SALES. Precision has, as of September 1, 1998, a sales backlog of 20 days but already has the raw materials to run production for these sales. The tooling department has a sales backlog of $75,000 and will require $20,000 of raw material and $7,500 of in-house labor to produce the tools.

    GENERAL. The Company intends to continue to use its working capital to take advantage of business opportunities which arise from time to time. Management anticipates that such opportunities will be available to the Company due primarily to its status as a small, publicly-held entity with a bona fide business with liquid assets and to its flexibility in structuring and participating in business opportunities. Decisions as to which business opportunities to acquire will be made by management of the Company, which will in all probability act without the consent, vote or approval of the Company's shareholders. The Company presently has no other agreements, understandings or arrangements to acquire or participate in any specific business opportunity.

    FUTURE OPERATIONS. The Company, Diamond Equities, Inc., will seek corporate opportunities which it finds or which are presented to it by persons or firms that desire to employ the Company's funds in their business and/or obtain the perceived advantages being part of a publicly-held corporation. The Company's principal business objective will be to seek long-term growth potential in a business venture rather than to seek immediate, short-term earnings. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business ventures of virtually any kind or nature.

    Management anticipates that it may be able to participate in a limited number of business ventures, due primarily to the Company's limited capital. Lack of diversification is a substantial risk in investing in the Company because it may not permit the Company to offset potential losses from one venture against gains from another and will expose the Company to the cyclicality and other risks of any business in which it invests.

    The Company has been seeking business opportunities in firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In some instances, a business opportunity may involve the acquisition of, or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly- or majority-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

    The Company anticipates that the selection of a business opportunity in which to participate may be complex. However, because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, the Company believes that there are numerous other companies seeking even the limited additional capital which the Company has and/or the benefits of a publicly-traded corporation. The perceived benefits of a publicly-traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, estate planning and other factors. Business opportunities may occur in many different industries and at various stages of development, all of which can make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

    The Company may have insufficient capital with which to provide the owners of business opportunities with sufficient cash or other assets. However, the Company plans to offer owners of business opportunities the possibility of acquiring equity interests in a public company at substantially less cost than is required, for example, to conduct an initial public offering. The owners of the business opportunities could, however, incur significant post-merger or acquisition registration costs if they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing registration statements if required, Forms 8-K, agreements and related reports and documents.

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

    EVALUATION OF OPPORTUNITIES. Analyses of new business acquisitions will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. In analyzing prospective business opportunities, management considers such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of such management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the target business as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company may allocate a minor portion of its working capital for the retention of outside consultants, if the Board deems it necessary, to aid in the analysis of a business opportunity.

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

    It is anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company must, therefore, depend on the ability of management to identify and evaluate such risks. Certain opportunities available to the Company may have been unable to develop a going concern or may be in development stage in that they have not generated significant revenues from their principal business activities prior to the Company's participation. In such cases, the combined enterprises may not become going concerns or advance beyond the development stage even after the Company's participation in the activity and the related expenditure of the Company's findings. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

    With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. Such dilution of ownership interest may be significant in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders, including those shareholders who continue their investment.

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

    FORWARD-LOOKING STATEMENTS. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbors created thereby. Actual results could differ materially because of the following uncertain factors: the inability to make additional acquisitions; the probability of losses due to its new line of business; the continued employment of key management; a change in control of the Company.

    COMPETITION. In terms of making other acquisitions, the Company will be a minor participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors in making desirable acquisitions. Also, the Company may be competing with other small, blind-pool, public companies located in the Southwest and elsewhere.

    REGULATION. The Company might, in certain circumstances, be deemed to be an investment company under the provisions of Section 3(a)(3) of the 1940 Act, which could have substantial adverse impact on its operations. This could occur if a significant proportion of its working capital were invested in short-term debt instruments for longer than a one-year period and the Company had no significant operations. The Company intends to take all reasonable steps to avoid such classification.

    Mergers or acquisitions of the Company are structured in such a manner as to minimize federal and state tax consequences to the Company and the target company. Management of the Company also reviews any mergers or acquisitions in an effort to minimize the possibility that any merger or acquisition will be classified as a taxable event by the Internal Revenue Service.

    EMPLOYEES. The Company presently has three employees, all engaged in management, administrative or clerical functions. The Company will also engage, from time to time, services of outside consultants to assist it in evaluation of prospective target companies. The Company may allocate a minor portion of its working capital for part-time secretarial services required by the Company.

    The Company's subsidiary, Precision, has twenty eight (28) non-union employees and fifteen (15) machine operators. Two (2) are tool makers, three (3) shift supervisors, four (4) are quality assurance inspectors, one (1) handles shipping and receiving, and three (3) are office and clerical personnel.

ITEM 2. DESCRIPTION OF PROPERTY.

    Until September, 1997 the Company maintained its offices rent-free in office space provided by the Company's President in his home. The President did not receive any rent, but was reimbursed for out-of-pocket expenses, not to exceed $500.00 per month.

    On September 1, 1997, the Company leased approximately 1,725 square feet of office space, located at 2010 E. University Drive, Suite # 3, Tempe, Arizona 85281. The term of the lease is from September 1, 1997 through August 31, 1999. The rent for the first year was $1036.80 plus tax per month and for the second year, $1071.36 plus tax per month.

    Effective July 15, 1998, the Company's subsidiary, Precision, leases 15,000 square feet of space at 216 South Alma School Road, Mesa, Arizona 85210, of which 13,000 square feet are used for production and 2,000 square feet for offices. The space is rented at $6,750 per month.

ITEM 3. LEGAL PROCEEDINGS.

    Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings or government actions (except as set forth below), including any material bankruptcy, receivership, or similar proceedings. Except as set forth below, management of the Company does not believe that there are any material proceedings to which any officer or affiliate of the Company, any owner of record of beneficially of more than 5% of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

    FEDERAL GRAND JURY INDICTMENTS. On November 6, 1996, a true bill was returned by the Grand Jury in the United States District Court in Nevada against certain former directors and officers of the Company and other non-affiliated individuals, who were accused of racketeering, RICO violations, securities fraud and wire fraud. All of the charges against the former directors and officers arose out of alleged activities the individuals undertook while serving as directors and officers of the Company. The Company is not a party of and was not named as a defendant in the indictments. However, because the indictments relate to activities alleged to have been perpetrated by then officers and directors of the Company, there can be no assurance that the indictments ultimately will not have a material adverse effect on the Company.

    The persons named in the indictments as discussed in prior 10-KSB filings, are no longer officers, directors or control persons of the Company.

    The government informed the Company on August 21, 1996 that Mr. and Mrs. Westfere, the Company's then current Chief Executive Officer and
Secretary/Treasurer, were neither subjects or targets of the grand jury investigation, and the government did not contact any other then current officers or employees concerning the investigation. The government has never informed the Company as to the relief, if any, to be sought. The Company complied with the subpoena DUCES TECUM (to produce Company records and documents) it received and cooperated with the government's investigation. The Company is presently unable to assess the potential liability, if any, to the Company as a result of activities which are the subject of the above investigation.

    BREACH  OF  CONTRACT  LITIGATION.   In  connection  with  the  sale  of  its
pay-telephone operations, the Company received a promissory note in the principal sum of $811,250. Monthly payments of $14,000 on the note were to commence on February 15, 1997. No payments on the note have been received. On March 18, 199_____ a complaint for breach of contract was filed with the Eighth Judicial District Court of Clark County, Nevada. The complaint alleges an anticipatory breach by the defendant, Tru-Tel Communications, LLC, issuer of the promissory note. The complaint also names as party defendants, the principals of Tru-Tel Communications, LLC and Finova Capital Corporation (provider of the financing used to purchase the assets.)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted during the fiscal year ended June 30, 1998, to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is currently traded in the over-the-counter market and is quoted on the OTC Bulletin Board. According to information provided to the Company, during the fiscal year ended June 30, 1998, 303,800 shares of the Company's Common Stock were traded on the Bulletin Board. The Company therefore believes that there is no established public trading market for the Company's Common Stock. The Company also believes that there are only five market makers which currently make a market in the Company's Common Stock. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                              Quarter            High                Low
                              -------            ----                ---

     FISCAL YEAR ENDED         First             $ 0.75             $ 0.50
       JUNE 30, 1997           Second            $ 0.63             $ 0.50
                               Third             $ 0.69             $ 0.50
                               Fourth            $ 0.82             $ 0.50


     FISCAL YEAR ENDED         First             $0.1875            $ 0.125
       JUNE 30, 1998           Second            $  0.16            $0.0625
                               Third             $  0.08            $0.0325
                               Fourth            $  0.51            $0.0325

    As of September 14, 1998, there were approximately 639 holders of record of the Company's Common Stock as reported to the Company by its transfer agent.

    No cash dividends have been declared or paid to date on the Company's Common Stock.

    The Registrant previously had 727 shares of Series A 6% Preferred Stock outstanding, with $194,023 in accrued but unpaid dividends. On October 28, 1997 the Registrant entered into an agreement with Dingaan Holdings, S.A., the sole shareholders of the Series A Preferred Stock, to exchange these shares and the accrued dividends for 18,000 shares of new Series B Preferred Stock. The Series B Preferred Stock carries no dividend and is convertible to 18,000,000 shares of common stock of the Registrant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1998 AND 1997

    On November 15, 1996, the Company sold its payphone base and all related equipment, contracts, automobiles and nearly all furniture & fixtures to Tru-Tel Communications, L.L.C. for $1,711,250 in cash and a note receivable of $811,250. The Company assigned the office and warehouse lease to the buyer and moved its operations to another location in Tempe, Arizona. Since November 15, 1996, the Company has been winding down operations relative to the payphone business and has been involved in searching for new business ventures through June 15, 1998 when it acquired Premier Plastics, Inc. a plastic injection molding business in Tempe, Arizona. Because the Company had some operations in the pay telephone industry in fiscal year 1997, the results of operations will differ from that of fiscal year 1998.

    The Company had a net loss of $(769,923) in the fiscal year ended June 30, 1998 as compared to a net income of $1,598,517 in the fiscal year ended June 30, 1997. The difference in net loss in the year ended June 30, 1998 versus the gain in 1997 is largely due to the gain recognized on the sale of the operations of $1,688,750 in 1997. The net loss from continuing operations for the fiscal 1998 was $(734,500), as compared to $(171,661) for the fiscal 1997 and the allowance for defaulted collection on the Tru-Tel note receivable. The difference is partially due to general and administrative expenses being included in discontinued operations for the fiscal 1997 year. When these two factors are considered the net loss from operations were very comparable for the two years.

    Interest income decreased to $53,179 in fiscal 1998 as compared to $98,076 in the fiscal year ended June 30, 1997, due to diminishing cash balances. No operating revenues from the new plastics operations were realized until July 1998.

    The Company's selling, general and administrative expenses decreased by 52% to $355,100 for the fiscal year 1998 as compared to $744,442 (including discontinued operations) for the fiscal year ended June 30, 1997. The decrease is due to the change of operations as well as a large decrease in depreciation due to the sale of assets. The Company had a gain on the sale of equipment of $0 and $1,848,279 in the fiscal years ended June 30, 1998, and 1997, respectively. The difference was due to the sale of approximately 99% of the fixed assets of the Company.

    In June 1994, the Company issued 727 shares of its Series A 6% Preferred Stock to Teletek in consideration for cash advances and the settlement of certain litigation involving the Company. In 1997, these shares were sold by Teletek to Dingaan Holdings, S.A., during the fiscal year ended June 30, 1997. The above shares requires the Company to pay a cumulative annual dividend equal to 6% of the face value of the Preferred Stock ($1,817,591), plus accrued and unpaid dividends, until redeemed or converted. The Company accrued $109,056 in preferred dividends during the fiscal year ended June 30, 1997. However, in September 1997 the Company issued a Series B Preferred Stock to the holders of the Series A Preferred Stock in an exchange. The Series B Preferred has no dividend and converts into 18,000,000 shares of common. No dividends were therefore accrued during the fiscal 1998 year.

    The Company's future results of operations will be materially affected due to the recent change of operations into the plastics industry. The Company anticipates that in the fiscal year ending June 30, 1999, that the operations in the plastics industry will be expanded with additional acquisitions and growth. Subsequent to June 30, 1998, the Company acquired its second plastics company,

Accurate Thermoplastics, Inc, and is looking for a third acquisition. THE FOREGOING IS A FORWARD-LOOKING STATEMENT WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBORS CREATED THEREBY. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING
FACTORS: THE INABILITY TO SECURE BUSINESS OPERATIONS; LOSSES DUE TO AN UNPROFITABLE NEW LINE OF BUSINESS; THE CONTINUED EMPLOYMENT OF KEY MANAGEMENT; A CHANGE IN CONTROL OF THE COMPANY DUE TO THE CONVERSION BY DINGAAN HOLDINGS, S.A. OF ITS SERIES B PREFERRED STOCK OR OTHER EVENTS.

    LIQUIDITY AND CAPITAL RESOURCES. The Company requires capital to support the new injection molding operations and general and administrative expenses of the Company in its search for viable acquisitions.

    At June 30, 1998, the Company had cash and cash equivalents of $600,231 compared to cash and cash equivalents of $1,586,983 at June 30, 1997. This decrease of $986,752 resulted primarily from the purchases of a Certificate of Deposit in the amount of $500,000, the purchase of investments and notes receivable of $175, 000 and the use of cash in operations of $545,000. The company borrowed $250,000 against the CD which increased the cash position.

    The funding sources currently available to the Company include two lines of credit for $200,000 and $235,000 each and potential public or private offerings. The Company has current plans to raise additional funds in its subsidiary Precision Plastics through private placements of its common stock or preferred stock to assist with the capital requirements of additional acquisitions and to consolidate debt. There are however no third party financing arrangements in place at this time. Therefore, the Company's sole source of operating capital for the foreseeable future is likely to be from current cash reserves.

    Principal uses of working capital will include payment of the Company's general and administrative expenses and the payment of notes associated with the purchase of assets by Precision. Subsequent to June 30, 1998 the Company paid $375,000 for the acquisition of Accurate Thermoplastics and signed a 90-day Note for an additional $185,000. There is currently no requirement to pay accrued and unpaid dividends on its previously outstanding shares of Series A 6% Preferred Stock and no dividends are payable on its Series B Preferred Stock.

    The Company believes that its existing cash balances and net cash flows from operations (if any) will be sufficient to meet the Company's cash requirements for the next 12 months. However, the foregoing and the Company's ability to operate profitably are subject to material uncertainties due to the lack of significant revenues and operations. See Item 6 "Results of Operations for the Fiscal Years Ended June 30, 1998 and 1997". The acquisition of Accurate Thermoplastics subsequent June 30, 1998 may materially change the cash requirements of the Company depending on the success of operations of that entity.

ITEM 7. FINANCIAL STATEMENTS.

    The following financial statements are attached hereto and incorporated herein:
                        HEADING                                            PAGE
                        -------                                            ----
Independent Auditor's Report                                                F-3

Balance Sheets for the Years Ended June 30, 1998 and 1997                   F-4

Statements of Operations for the Years Ended June 30, 1998
 and 1997                                                                   F-6

Statements of Stockholder's Equity for the years ended June 30, 1998,
 1997 and 1996                                                              F-8

Statements of Cash Flows for the years ended June 30, 1998, 1997
 and 1996                                                                   F-9

Notes to Financial Statements                                               F-10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

    As  reported  on  Form  8-K  dated  July  17,  1998,  the  Company   changed
accountants, without any disagreement or adverse opinion or disclaimer.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

GENERAL.

    The following information is provided for each of the executive officers and directors of the Company:

    DAVID WESTFERE, 32, has been a Director, President and Chief Executive and Operating Officer of the Company since April 6, 1995, and was General Manager of Operations from January 1991 to April 1995. From 1988 until 1990 he was the route supervisor for the Company's pay telephone operation in Bakersfield, California, and from 1990 until 1991 he was the route supervisor of the Company's pay telephone operation in Phoenix, Arizona. From September 1984 to June 1987 Mr. Westfere attended the University of Akron.

    TODD D. CHISHOLM, 36, has been a Director of the Company since June 27, 1995. From June 1990 until September 1992 he was employed as a staff accountant by Orton & Company, Certified Public Accountants, and from September 1992 until June 1994 he was employed as audit manager by Jones, Jensen, Orton & Company, Certified Public Accountants. Since June 1994 he has been self-employed as a certified public accountant. Since April 1995 he has also been the vice-president and chief financial officer of The Solarium, Inc., a privately held travel and tanning center. Mr. Chisholm received a bachelor of arts degree in business from the University of Utah. He has been a certified public accountant since 1992.

    The   Registrant   also   employs   Mr.   Chisholm   as  it's   C.F.O.   and
Secretary/Treasurer. Mr. Chisholm, performs accounting services for the Registrant for which he is paid a flat fee of $920 per month for compilation and payroll services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement between Mr. Chisholm and the Registrant are at least as favorable as terms that could be obtained with a non-affiliated party.

    Mr. Westfere and Mrs. Ramona Westfere were appointed as directors of the company on April 6, 1995 by the Company's sole remaining directors at the time. Mr. Chisholm was appointed as a director on June 27, 1995 by the directors. Mrs. Westfere resigned as a director and officer of the Company on February 1, 1997.

ITEM 10. EXECUTIVE COMPENSATION.

    The following table set forth the aggregate executive compensation earned by or paid to current management of the Company for the fiscal year ended June 30, 1998, 1997 and 1996.

                                             Annual Compensation
 Name and Principal Positions  Year   Salary   Bonus   Other Annual Compensation

 David Westfere, President (1) 1998  $36,800   $0.00          $51,787 (2)
                               1997  $36,800   $0.00         $42,429.81 (3)
                               1996  $32,400  $16,000        $46,972.00 (4)
----------

    (1) The Company did not pay any long-term compensation to Mr. Westfere during the above periods.

    (2) During the fiscal year 1998, the Company paid (i) health insurance premiums of $5,920 and (ii), $36,000 to C&N, Inc., a company controlled by Mr. Westfere, for management services. See "Item 12 -- Certain Relationships and Related Transactions.

    (3) The Company paid health insurance premiums of $6,429.81 for Mr. Westfere and his family during the fiscal year 1997. The Company also paid a total of $36,000 to C&N, Inc., a company controlled by Mr. Westfere, for management services during such period.

    (4) During the fiscal year 1996, the Company paid health insurance premiums for Mr. Westfere and his family of $5,972; and $36,000 to C&N, Inc., a corporation controlled by Mr. Westfere.

    No executive officer of the Company received compensation exceeding $100,000 for the fiscal years ended June 1998, 1997, 1996.

    COMPENSATION OF DIRECTORS. Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. No such fees were paid to the Company's directors for the fiscal year 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information concerning the Common Stock ownership as of September 1, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; (iii) each of the Company's executive officers; and (iv) directors and executive officers of the Company as a group:

     NAME AND ADDRESS OF           AMOUNT AND NATURE OF
      BENEFICIAL OWNER             BENEFICIAL OWNERSHIP    PERCENT OF CLASS (8)
     ----------------              --------------------    --------------------
       Oak Holdings, Inc.              2,500,000 (1)              53.6%
         Apartado 63685
   Panama, Republic of Panama

     Grafton Holdings S.A.             2,500,000 (2)              53.6%
         Apartado 63685
   Panama, Republic of Panama

       Peter Robin Baily               2,500,000 (3)              53.6%
        Apartado 6-4569
Panama City, Republic of Panama

         Pedro Coronado                2,500,000 (4)              53.6%
        Apartado 6-2495
Panama City, Republic of Panama

     Dingaan Holdings, S.A.             992,065 (5)              21.3%(5)
      Enro Canadian Center
          First Floor
       Marlborough Street
        P.O. Box N-3802
        Nassau, Bahamas

        Todd D. Chisholm                 10,000 (6)                (8)
        50 West Broadway
           Suite 1130
   Salt Lake City, Utah 84101

         David Westfere                  46,000 (7)                (8)
       105 E. Ellis Drive
        Tempe, AZ 85282

Directors and Executive Officers         56,000 (8)                (8)
   as a Group (2 persons)
----------

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

    Of the shares sold, a total of 992,065 shares are now held of record by Dingaan Holdings, S.A. ("Dingaan"). Based solely upon the foregoing shares, Dingaan currently owns approximately 21.3% of the total issued and outstanding shares of Common Stock of the Company (4,666,099 shares). In addition, Dingaan owns 18,000 shares of the Company's Series B Preferred Stock. These shares of Series B Preferred Stock are convertible to 18,000,000 shares of common stock. In the event Dingaan converts all the Series B Preferred Stock, Dingaan would own a total of 18,992,065 shares of Common Stock, or 80.3% of the total then issued and outstanding shares of Common Stock of the Company.

    (6) These shares are held directly and of record by Todd D. Chisholm, an individual.

    (7) These shares are owned jointly by Mr. and Mrs. Westfere, husband and wife.

    (8) Less than 1%.

    (9) Percentages reflect the beneficial ownership of related parties. See above footnotes. The above table and footnotes reflects the removal of certain entities which no longer own 5% or more of the outstanding Common Stock.

    As of September 24, 1998, the Company had outstanding 18,000 shares of Series B Preferred Stock, all of which shares were owned of record by Dingaan Holdings, S.A..

    There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company. However, if at any time Dingaan should elect to convert its shares of Series B Preferred Stock into shares of Common Stock, control of the Company would change to that entity upon such conversion. See Footnote 5 to the Table immediately above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company pays $3,000 per month to C&N, Inc. ("C&N"), an Arizona corporation, for management services. The Company paid C&N a total of $36,000 under this agreement during the fiscal year ended June 30, 1998. Mr. Westfere, an officer and director of the Company, is the president of C&N, and Mr. Westfere and his wife and their minor children are C&N's sole shareholders. The agreement between the Company and C&N commenced on January 1, 1995, and is renewable from year to year. The agreement was negotiated between Mr. Westfere and former management of the Company as part of the total compensation package for Mr. and Mrs. Westfere. It is believed that the terms of the agreement are more favorable to Mr. and Mrs. Westfere than the Company could obtain with a non-affiliated party.

    Mr. Chisholm, a director of the Company, performs accounting services for the Company. He is paid a flat fee of $920 per month for compilation and payroll services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement are at least as favorable as the terms that could be obtained with a non-affiliated party.

    On October 3, 1996, the Company and Mr. Michael G. Swan, formerly a director of the Company, entered into a Severance Agreement, pursuant to which (a) a prior consulting agreement was terminated; (b) Mr. Swan is prohibited from performing any services for the company, or from representing himself to be an agent or representative of the Company, without the prior written consent of the Company's Chief Executive Officer; and (c) the Company agreed to pay Mr. Swan $5,000 per month through April 1998. The Company may terminate the Severance Agreement in the event Mr. Swan (i) breaches the Severance Agreement, (ii) is convicted of a felony involving or related to his previous employment with the Company or services provided by him for the benefit of or related to the Company; or (iii) dies.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

    (a) The following exhibits are furnished with this Report pursuant to Item 601 of Regulation SB-2.

Exhibit No.              Description of Exhibit                             Page
-----------              ----------------------                             ----
3 (i)    Articles of Incorporation as amended                                  *

3 (ii)   Bylaws of the Company, as currently in effect                         *

3 (iii)  Certificate regarding Series A 6% Preferred Stock                   ***

3 (iv) Certificate of Amendment of Articles of Incorporation, dated June 20, 1997

3 (v)    Articles of Incorporation - Precision Plastics Molding, Inc.

3 (vi)   Bylaws - Precision Plastics Molding, Inc.

4 (a)    Form of certificate evidencing shares of Common Stock                 *

4 (b)    Form of certificate evidencing shares of Series A 6%
         Preferred Stock                                                     ***

 10.1    Assignment and Assumption of Liabilities Agreement                   **

 10.2 Stock Purchase Agreement dated April 3, 1995 between Oak Holdings **** and Teletek, Inc.

 10.3    Consulting Agreement dated April 6, 1995, between the Company
          and Michael Swan                                                  ****

 10.4    Consulting Agreement dated January 1, 1995, between the Company
           and C&N, Inc.                                                     ***

 10.5    Severance Agreement dated October 3, 1996 between the Company
           and Michael Swan                                                   *2

 10.6    Form 12b-25 dated September 27, 1997                              *****

 10.7    Stock Purchase Agreement between Teletek, Inc. and Dingaan
         Holdings, S.A. dated December 1, 1996 (change in control
         of registrant)                                                   ******

 10.8 Asset Purchase Agreement between the Company, Precision and Premier Plastics Corp, dated June 15, 1998.

 10.9 Asset Purchase Agreement between the Company, Precision and Accurate Thermoplastics, Inc., dated July 15, 1998

10.10    Preferred Stock Exchange Agreement

  23     Consent of Independent Certified Public Accountants

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

****** Incorporated by reference to the Company's current Report on Form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on March 15, 1997.

    (b) Form 8-Ks were filed electronically by the Company on June 19, 1997 (amended July 17, 1998) and July 29, 1998 disclosing the acquisition of the assets of Premier Plastics Corp and Accurate Thermoplastics, Inc., respectively. It also filed a Form 8-K to report a voluntary change in accountants, on July 17, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIAMOND EQUITIES, INC.
Registrant

By /s/ David D. Westfere
   -------------------------------------
David D. Westfere, President


Date: October 13, 1998
     -----------------

By: /s/ Todd D. Chisholm
   -------------------------------------
Todd D. Chisholm, Chief Financial Officer


Date: October 13, 1998
     -----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ David D. Westfere
   -------------------------------------
David D. Westfere, Director


Date: October 13, 1998
     -----------------


By: /s/ Todd D. Chisholm
   -------------------------------------
Todd D. Chisholm, Director


Date: October 13, 1998
     -----------------

                                   FORM 10-KSB

                             DIAMOND EQUITIES, INC.

                                    EXHIBITS


 10.8 Asset Purchase Agreement between the Company, Precision and Premier Plastics Corp, dated June 15, 1998

 10.9 Asset Purchase Agreement between the Company, Precision and Accurate Thermoplastics, Inc., dated July 15, 1998

 10.10   Preferred Stock Exchange Agreement

  23     Consent of Independent Certified Public Accountants

  27     Financial Data Schedule


Independent Auditor's Report..............................................  F-3

Balance Sheets for the Years Ended June 30, 1998 and 1997.................  F-4

Statements of Operations for the Years Ended June 30, 1998 and 1997.......  F-6

Statements of Stockholder's Equity for the years ended June 30, 1998,
 1997 and 1996............................................................  F-8

Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996.  F-9

Notes to Financial Statements.............................................  F-10

                             DIAMOND EQUITIES, INC.

                              FINANCIAL STATEMENTS

                          JUNE 30, 1997, 1996 AND 1995

                                 C O N T E N T S

                                                                       Page

INDEPENDENT AUDITORS' REPORT ............................................F-3

BALANCE SHEETS...........................................................F-4

STATEMENTS OF OPERATIONS ................................................F-6

STATEMENTS OF STOCKHOLDERS' EQUITY.......................................F-8

STATEMENTS OF CASH FLOWS.................................................F-9

NOTES TO FINANCIAL STATEMENTS ...........................................F-10

INDEPENDENT AUDITORS' REPORT


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

As discussed in Note 14 to the financial statements, an error in the recording of a severance agreement as of June 30, 1997, was discovered. The error resulted in the understatement of liabilities and the overstatement of net income. Accordingly, the June 30, 1997 financial statements have been restated to correct the error.


Salt Lake City, Utah
August 6, 1997
except for Note 14, as to which the date is September 28, 1998

                             DIAMOND EQUITIES, INC.
                                 BALANCE SHEETS
                          JUNE 30, 1997, 1996 AND 1995


                                                        1997              1996
                                                        ----              ----
    ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $1,586,983      $  694,293

  Receivables:
   Trade accounts receivable                              20,292          29,524
   Interest receivable                                     1,900              --
   Note receivable - current portion                      41,123              --

  Prepaid expenses                                            --           5,000
                                                      ----------      ----------
      TOTAL CURRENT ASSETS                             1,650,298         728,817

PROPERTY AND EQUIPMENT                                    20,980         707,204

OTHER ASSETS
  Deposits                                                    --           2,106
  Note receivable - noncurrent portion                   770,127              --




      TOTAL ASSETS                                    $2,441,405      $1,438,127
                                                      ==========      ==========


CERTAIN 1996 ITEMS HAVE BEEN RECLASSIFIED TO CONFORM TO THE 1997 PRESENTATION.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DIAMOND EQUITIES, INC.
                                 BALANCE SHEETS
                          JUNE 30, 1997, 1996 AND 1995


                                                        1997            1996
                                                        ----            ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                    $   112,812     $   106,997
         Accrued expenses                               107,723          32,212
Sales tax payable                                        88,098              --
Accrued preferred dividends                             194,023          84,967
Current portion of long-term liabilities                     --             770
                                                    -----------     -----------
         TOTAL CURRENT LIABILITIES                      502,656         224,946

LONG-TERM LIABILITIES                                        --         173,201
         CONTINGENT LIABILITIES                              --         132,442
                                                    -----------     -----------
               TOTAL LIABILITIES                        502,656         530,589

         COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $.001, 6%
    cumulative convertible, non-voting
    Authorized 100,000 shares, issued
    727 shares at stated value                        1,817,591       1,817,591
    Common stock, par value $.001
    Authorized 50,000,000 shares,
    issued 4,666,099 and 5,277,099
    shares, respectively                                  4,666           5,277
    Capital in excess of par value                    2,582,282       3,039,921
    Retained earnings (deficit)                      (2,465,790)     (3,955,251)
                                                    -----------     -----------
                TOTAL STOCKHOLDERS' EQUITY            1,938,749         907,538
                                                    -----------     -----------

                TOTAL LIABILITIES AND EQUITY        $ 2,441,405     $ 1,438,127
                                                    ===========     ===========

CERTAIN 1996 ITEMS HAVE BEEN RECLASSIFIED TO CONFORM TO THE 1997 PRESENTATION.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DIAMOND EQUITIES, INC.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                1997         1996       1995
                                                ----         ----       ----
INCOME
  Revenues                                  $        --   $      --   $      --
  Cost of sales                                      --          --          --
                                            -----------   ---------   ---------
                     GROSS PROFIT                    --          --          --

EXPENSES
  General and administrative expenses           225,042          --          --
  Depreciation and amortization                   4,979          --          --
                                            -----------   ---------   ---------
                                                230,021          --          --
                                            -----------   ---------   ---------
                      OPERATING LOSS           (230,021)         --          --
                                            -----------   ---------   ---------
OTHER INCOME (EXPENSE)
  Miscellaneous income                              896          --          --
  Interest income                                57,514       2,995       4,041
                                            -----------   ---------   ---------
                                                 58,410       2,995       4,041
                                            -----------   ---------   ---------

Income (loss) from continuing
 operations before income taxes                (171,611)      2,995       4,041

Income tax expense                                   50          --          --
                                            -----------   ---------   ---------

                      INCOME (LOSS) FROM
                    CONTINUING OPERATIONS      (171,661)      2,995       4,041
                                            -----------   ---------   ---------

DISCONTINUED OPERATIONS
  Loss from discontinued operations,
   net of applicable income taxes of $0,
   $50 and $50                                  (78,101)    (95,524)   (194,204)
  Gain on disposal of discontinued
   operations, net of applicable income
   taxes of $11,740                           1,848,279          --          --
                                            -----------   ---------   ---------
                                              1,770,178     (95,524)   (194,204)
                                            -----------   ---------   ---------

                      NET INCOME (LOSS)       1,598,517     (92,529)   (190,163)

  Preferred dividends                           109,056     109,056     109,278
                                            -----------   ---------   ---------
                      NET INCOME (LOSS)
                      ATTRIBUTABLE TO
                      COMMON STOCK          $ 1,489,461   $(201,585)  $(299,441)
                                            ===========   =========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DIAMOND EQUITIES, INC.
                      STATEMENTS OF OPERATIONS (CONTINUED)
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                            1997         1996       1995
                                            ----         ----       ----
PRIMARY EARNINGS (LOSS)
 PER COMMON SHARE
  Loss before discontinued operations   $   (0.06)   $    (0.02) $   (0.02)

  Discontinued operations                    0.36         (0.02)     (0.04)
                                        ----------   ----------  ----------

       PRIMARY EARNINGS
       (LOSS) PER SHARE                 $     0.30   $    (0.04) $    (0.06)
                                        ==========   ==========  ==========

       WEIGHTED AVERAGE NUMBER
       OF COMMON SHARES USED IN
       PRIMARY CALCULATION               4,971,878    4,734,544   4,666,099
                                        ==========   ==========  ==========

FULLY-DILUTED EARNINGS (LOSS)
 PER COMMON SHARE
  Loss before discontinued operations   $    (0.02)  $       --  $       --

  Discontinued operations                     0.18        --          --
                                        ----------   ----------  ----------

        FULLY-DILUTED EARNINGS
          PER SHARE                     $     0.16   $       --  $       --
                                        ==========   ==========  ==========

        WEIGHTED AVERAGE NUMBER
        OF COMMON SHARES USED IN
        FULLY-DILUTED CALCULATION        9,818,787           --          --
                                        ==========   ==========  ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DIAMOND EQUITIES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                 CAPITAL IN                 RETAINED       TOTAL
                              COMMON STOCK       EXCESS OF    PREFERRED     EARNINGS    STOCKHOLDERS'
                           SHARES      AMOUNT    PAR VALUE      STOCK       (DEFICIT)    (EQUITY)
                           ------      ------    ---------      -----       ---------    --------
Balance at 6/30/94        4,666,099   $ 4,666   $ 2,587,282   $1,817,591  $(3,454,225)  $   955,314
                          ---------   -------   -----------   ----------  -----------   -----------

Preferred dividends              --        --            --           --     (109,278)     (109,278)

Net loss for year ended
 6/30/95                         --        --            --           --     (190,163)     (190,163)
                          ---------   -------   -----------   ----------  -----------   -----------

Balance at 6/30/95        4,666,099     4,666     2,587,282    1,817,591   (3,753,666)      655,873

Issuance of common
 stock with warrants
 attached for $.75
 per unit                   611,000       611       457,639           --           --       458,250

Cost of stock offering           --        --        (5,000)          --           --        (5,000)

Preferred dividends              --        --            --           --     (109,056)     (109,056)

Net loss for year ended
 6/30/96                         --        --            --           --      (92,529)      (92,529)
                          ---------   -------   -----------   ----------  -----------   -----------

Balance at 6/30/96        5,277,099     5,277     3,039,921    1,817,591   (3,955,251)      907,538

Recision of common
 stock issuance            (611,000)     (611)     (457,639)          --           --      (458,250)

Preferred dividends              --        --            --           --     (109,056)     (109,056)

Net income for year
 ended 6/30/97                   --        --            --           --    1,598,517     1,598,517
                          ---------   -------   -----------   ----------  -----------   -----------

Balance at 6/30/97        4,666,099   $ 4,666   $ 2,582,282   $1,817,591  $(2,465,790)  $ 1,938,749
                          =========   =======   ===========   ==========  ===========   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DIAMOND EQUITIES, INC.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                            1997         1996        1995
                                                            ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from interest and other income           $    56,510   $   2,995   $   4,041

   Less cash paid for:
    General and administrative expenses                      223,845          --          --
    Income taxes paid to governments                              50          --          --
                                                         -----------   ---------   ---------
                                                             223,895          --          --
                                                         -----------   ---------   ---------
  Net cash flows from (used by) continuing activities       (167,385)      2,995       4,041
  Net cash flows from discontinued operations                 49,157     218,730     384,437
                                                         -----------   ---------   ---------
     Net cash flows from operating activities               (118,228)    221,725     388,478

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (4,994)         --          --
  Capital expenditures of discontinued operations            (40,617)   (148,210)   (480,913)
  Sale of property and equipment                                  --       7,500      74,500
  Proceeds from the sale of discontinued operations        1,688,750          --          --
  Cash paid for deposits                                          --          --        (979)
                                                         -----------   ---------   ---------
     Net cash flows from (used by) investing activities    1,643,139    (140,710)   (407,392)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loans                                             --          --     125,294
  Cash used to reduce short-term borrowing                        --          --     (13,496)
  Cash used to reduce long-term liabilities                 (173,971)       (882)         --
  Cash used to pay dividends                                      --     (24,089)   (113,759)
  Cash used to rescind stock issuance                       (458,250)         --          --
  Cash received from issuance of stock                            --     453,250          --
                                                         -----------   ---------   ---------
     Net cash flows from (used by) financing activities     (632,221)    428,279      (1,961)
                                                         -----------   ---------   ---------
     NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                               892,690     509,294     (20,875)

     CASH AND CASH EQUIVALENTS
     AT BEGINNING OF YEAR                                    694,293     184,999     205,874
                                                         -----------   ---------   ---------
     CASH AND CASH EQUIVALENTS
     AT END OF YEAR                                      $ 1,586,983   $ 694,293   $ 184,999
                                                         ===========   =========   =========

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


NOTE 1 -       SIGNIFICANT ACCOUNTING POLICIES
               The Company's accounting policies conform to generally accepted accounting principles. The following policies are considered to be significant:

               NATURE OF OPERATIONS
               The Company was incorporated on July 24, 1987 as a Nevada corporation under the name KTA Corporation. In February, 1989 the Company began operating pay telephones in the Reno, Nevada area. On September 25, 1989 the Company changed its name to United Payphone Services, Inc. The Company moved its operations to Arizona where it operated pay-telephones in the Phoenix and Tucson areas. On November 15, 1996 the Company sold all of its pay-telephone assets to Tru-Tel Communications, LLC. On June 20, 1997 the Company changed its name to Diamond Equities, Inc.

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

               REVENUE RECOGNITION
               Revenue  from  the  discontinued   pay-telephone   operation  was
               recognized upon receipt of coin and rendering of telephone service.

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

               EARNINGS (LOSS) PER COMMON SHARE
               Net earnings (loss) per common share is calculated by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding. The calculation of fully diluted earnings per share assumes conversion of the preferred stock and the elimination of the preferred stock dividend. Fully diluted earnings per share were not reported in 1996 and 1995 because they were greater than primary earnings per common share.

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

NOTE 4 -       PROPERTY AND EQUIPMENT
               Property and equipment as of June 30, 1997 and 1996 are detailed in the following summary:

                                                    ACCUMULATED      NET BOOK
          1997                             COST     DEPRECIATION      VALUE
          ----                             ----     ------------      -----
          Furniture and fixtures        $   21,368     $7,295        $ 14,073
          Office equipment                   7,367      2,323           5,044
          Automobiles                        2,192        329           1,863
                                        ----------     ------        --------

                                        $   30,927     $9,947        $ 20,980
                                        ==========     ======        ========

                                                      ACCUMULATED     NET BOOK
          1996                              COST      DEPRECIATION     VALUE
          ----                              ----      ------------     -----
          Furniture and fixtures        $   22,544     $   11,569    $ 10,975
          Office equipment                  92,536         59,578      32,958
          Automobiles                       64,804         37,785      27,019
          Payphones                      1,650,865      1,559,959      90,906
          Payphone accessories             379,002        179,842     199,160
          Payphone installations           475,554        161,004     314,550
          Property improvements             32,121          5,084      27,037
          Equipment under capital leases     5,410            811       4,599
                                        ----------     ----------    --------

                                        $2,722,836     $2,015,632    $707,204
                                        ==========     ==========    ========

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


NOTE 6 -       LONG-TERM LIABILITIES
                                                               1997      1996
                                                               ----      ----
               Note payable to related party, principal and
                interest due September, 1997, bearing
                interest at 8%, unsecured                    $   --    $ 55,683

               Note payable to related party, principal and
                interest due September, 1997, bearing
                interest at 8%, unsecured                         --    113,760

               Capital lease payable to vendor in monthly
                installments of $106, due December, 2001,
                bearing interest at 12%, secured by
                equipment                                         --      4,528
                                                             -------   --------
                                                                  --    173,971
               Less current portion                               --       (770)
                                                             -------   --------

               Long-term portion                             $   --    $173,201
                                                             =======   ========

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995

NOTE 7 -       COMMITMENTS AND CONTINGENCIES
               CONCENTRATION OF CREDIT RISK
               In connection with the sale of its pay-telephone operations, the Company received a promissory note in the principal sum of $811,250. Monthly payments of $14,000 on the note were to commence on February 15, 1997. To date no payments on the note have been received. On March 18, 1997 a complaint for breach of contract was filed with the Eighth Judicial District Court. The complaint alleges an anticipatory breach by the defendant, Tru-Tel Communications, LLC, issuer of the promissory note. The complaint also names as party defendants, the principals of Tru-Tel Communications, LLC and Finova Capital Corporation (provider of the financing used to purchase the assets.)

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

               LEGAL FEES
               The Company has entered into a contingency fee agreement with the attorneys that are representing the Company in the sales tax issue described in Note 5. The agreement sets the contingent legal fees at one third of the decrease obtained in the sales tax due to the Arizona Department of Revenue. The Company has accrued $38,580 in legal fees and has included such amount in accrued expenses. Management feels that the amount accrued is sufficient to cover the legal fees that will be required upon ultimate settlement of the sales tax issue.

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


NOTE 8 -       CAPITAL STOCK
               PREFERRED STOCK
               The Company has outstanding 727 shares of cumulative, convertible, preferred stock at June 30, 1997 and 1996. Cumulative dividends at 6% are payable annually. Dividends are in arrears to the amount of $194,023. Each share of preferred stock is convertible at the option of the holder at a rate equal to 75% of the average bid price of the common shares for the ten days prior to the conversion date. The preferred stock is redeemable by the Company at the cash price paid for the shares plus the amount of any dividends accumulated and unpaid as of the date of redemption.

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

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


NOTE 10 - INCOME TAXES (CONTINUED)
               Income taxes payable as of June 30, 1997 and 1996 are detailed in the following summary:
                                                    1997         1996
                                                    ----         ----

               Currently payable                  $  11,790   $        50
                                                  =========   ===========

               Deferred income tax liability      $ 324,000   $        --

               Deferred income tax asset            725,000     1,257,000
               Valuation allowance                 (401,000)   (1,257,000)
                                                  ---------   -----------
               Net deferred income tax asset        324,000            --
                                                  ---------   -----------

               Net deferred income tax liability  $      --   $        --
                                                  =========   ===========

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

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are as follows:

                                                           1997        1996
                                                           ----        ----
              Deferred income tax assets:
                Net operating loss carryforwards        $ 713,260   $ 1,257,000
                Credit for alternative minimum
                  taxes paid                               11,740            --
                                                        ---------   -----------
              Total gross deferred income tax assets      725,000     1,257,000

              Less valuation allowance                   (401,000)   (1,257,000)
                                                        ---------   -----------
              Net deferred income tax asset               324,000            --
                                                        ---------   -----------
              Deferred income tax liabilities:
                Difference on note receivable             324,000            --
                                                        ---------   -----------

              Total gross deferred income tax liability   324,000            --
                                                        ---------   -----------

              Net deferred income tax liability         $      --   $        --
                                                        =========   ===========

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995


NOTE 10 - INCOME TAXES (CONTINUED)
               The reconciliation of the differences between the statutory U.S. federal income tax rate and the Company's effective tax rate is as follows:

                                                1997      1996    1995
                                                ----      ----    ----

                 U.S. Statutory Rate             34.0%  (34.0%) (34.0%)

                 State income tax, net of
                  federal benefit                  --      --      --

                 Effect of net operating loss
                  carryforward and valuation
                  allowance                     (34.0%)  34.0%   34.0%
                                                -----    ----    ----

                 Effective tax rates               --      --      --
                                                =====    ====    ====

NOTE 11 - CASH FLOWS FROM OPERATING ACTIVITIES
              The following schedule reconciles net income (loss) as reported in the accompanying statements of operations with net cash flows from operating activities in the statements of cash flows:

                                                1997         1996       1995
                                                ----         ----       ----
               Net income (loss)             $ 1,598,517   $(92,529)  $(190,163)

               Adjustments to reconcile
                net income (loss) to net
                cash flows from operating
                activities:
                Loss from
                 discontinued operations          78,101     95,524     194,204
                Gain on sale of discontinued
                operations                    (1,848,279)        --          --
                Depreciation and amortization
                 expense                           4,979         --          --

               (Increase) decrease in assets:
                Accounts receivable                9,232         --          --
                Interest receivable               (1,900)
                Prepaid expenses and deposits      8,742         --          --

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995

NOTE 11 - CASH FLOWS FROM OPERATING ACTIVITIES (CONTINUED)

                                                    1997        1996      1995
                                                    ----        ----      ----
             Increase (decrease) in liabilities:
              Accounts payable                        5,815         --        --
              Accrued expenses                      (22,592)        --        --
                                                  ---------   --------  --------
              Net cash flows from (used
               by) continuing activities           (167,385)     2,995     4,041
              Net cash flows from
               discontinued operations               49,157    218,730   384,437
                                                  ---------   --------  --------

                   Net cash flows from
                   operating activities           $(118,228)  $221,725  $388,478
                                                  =========   ========  ========
NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS
               The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at June 30, 1997 and 1996 are as follows:

                                                    CARRYING         FAIR
               1997                                 AMOUNTS          VALUES
               ----                                 -------          ------
               Cash and cash equivalents         $  1,586,983     $  1,586,983
               Note receivable including
                current maturities                    811,250          724,320
               Preferred stock                      1,817,591        2,682,152

                                                    CARRYING          FAIR
               1996                                 AMOUNTS          VALUES
               ----                                 -------          ------
               Cash and cash equivalents         $    694,293     $    694,293
               Long-term debt including
                current maturities                    173,971          173,971
               Preferred stock                      1,817,591        2,536,744
               Warrants, Class A                        -                3,055
               Warrants, Class B                        -                3,055

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
               The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

               CASH AND CASH EQUIVALENTS
               The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

               NOTE RECEIVABLE
               The fair value of the note receivable was determined based on discounted cash flow analysis using a discount rate similar to financial instruments with similar risk.

               LONG-TERM DEBT
               At June 30, 1997, the Company had no long-term debt. At December 31, 1996, the fair values of long-term debt are estimated using discounted cash flow analysis based on the Company's incremental borrowing rate as the discount rate.

               PREFERRED STOCK
               The Company's preferred stock is not publicly traded and therefore a fair value is not readily available. Based on the conversion ratio of the preferred stock and the current market value of the common stock, a fair value estimate was determined.

               WARRANTS
               At June 30, 1997, the Company had no warrants issued or outstanding. At June 30, 1996, the fair value of the stock purchase warrants was estimated based on the redemption value of the warrants. During the first 30 days after the issuance of the warrants the Company had the right to redeem the warrants at $.01 per warrant. This is the basis of the fair value estimate.


NOTE 13 - RELATED PARTY TRANSACTIONS
               As described in Note 6, the Company had notes payable to a related party. The related party is a significant shareholder in the Company.

               As described in Note 14, the Company has entered into a severance agreement with an individual. The individual is a related party by virtue of stock ownership in the Company.

                             DIAMOND EQUITIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995

NOTE 14 -      SUBSEQUENT DISCOVERY OF AN ERROR
               In September,  1998 an error was  discovered in the June 30, 1997 financial  statements.  The Company  had a  long-term  consulting agreement  with a  shareholder.  The  agreement  called  for  the payment  of a monthly  consulting  fee of  $5,000.  For the years ended  June 30,  1995 and 1996 the  total  consulting  fees  were
               $60,000  and  $60,000.   Such  amounts  have  been   included  in
               discontinued operations.

               During October 1996, the Company modified the agreement to be a severance agreement. The severance agreement called for the same payments of $5,000 per month. At June 30, 1996 there was $47,783 remaining to be paid on the agreement, which was not accrued. This resulted in an understatement of liabilities by $47,783, an understatement of the loss before discontinued operations of $35,000 and an overstatement of income from discontinued operations of $82,783. The net effect of the error on the net income amount was an overstatement of $47,783.

               The financial statements have been restated to reflect the proper treatment of the modification of the agreement. The total fee associated with the consulting/severance agreement for the year ended June 30, 1997 was $107,783, all of which was included in discontinued operations.