Form 10KSB40/A
period 1998-06-30
DIAMOND EQUITIES INC
filed 1998-10-22
CIK 923150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

         A Rule 12b-25 Notice of Inability to Timely File was filed on September 28, 1998, and the Form 10-KSB was filed on October 13, 1998.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART II

Item 7.   Financial Statements.............................................3

PART III

Item 13.  Exhibits List and Reports on Form 8-K............................4

ITEM 7. FINANCIAL STATEMENTS.

    The following financial statements are attached hereto and incorporated herein:

                       HEADING                                             PAGE
                       -------                                             ----

For Fiscal Year Ending June 30, 1997 and 1996

Independent Auditor's Report                                               F-17

Balance Sheets for the Years Ended June 30, 1997 and 1996                  F-18

Statements of Operations for the Years Ended June 30, 1997,
1996 and 1995                                                              F-20

Statements of Stockholder's Equity for the years ended June 30, 1997,
1997 and 1995                                                              F-22

Statements of Cash Flows for the years ended June 30, 1997, 1996
and 1995                                                                   F-23

Notes to Financial Statements                                              F-24

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a) The following exhibits are furnished with this Report pursuant to Item 601 of Regulation SB-2.
Exhibit
  No.               Description of Exhibit                                  Page
-------             ----------------------                                  ----
3(i)     Articles of Incorporation as amended                                 *
3(ii)    Bylaws of the Company, as currently in effect                        *
3(iii)   Certificate regarding Series A 6% Preferred Stock                  ***
3(iv)    Certificate of Amendment of Articles of Incorporation,
         dated June 20, 1997
3(v)     Articles of Incorporation - Precision Plastics Molding, Inc.       E-1
3(vi)    Bylaws - Precision Plastics Molding, Inc.                          E-2
4(a)     Form of certificate evidencing shares of Common Stock                *
4(b)     Form of certificate evidencing shares of Series A 6%
         Preferred Stock                                                    ***
10.1     Assignment and Assumption of Liabilities Agreement                  **
10.2     Stock Purchase Agreement dated April 3, 1995 between Oak
          Holdings and Teletek, Inc.                                       ****
10.3     Consulting Agreement dated April 6, 1995, between the
          Company and Michael Swan                                          ***
10.4     Consulting Agreement dated January 1, 1995, between
           the Company and C&N, Inc.
10.5     Severance Agreement dated October 3, 1996 between
           the Company and Michael Swan                                      *2
10.6     Form 12b-25 dated September 27, 1997                             *****
10.7     Stock Purchase Agreement between Teletek, Inc. and
          Dingaan Holdings, S.A. dated December 1, 1996
         (change in control of registrant)                               ******
10.8     Asset Purchase Agreement between the Company, Precision
         and Premier Plastics Corp, dated June 15, 1998.                     *3

10.9     Asset Purchase Agreement between the Company, Precision and Accurate
         Thermoplastics, Inc., dated July 15, 1998                           *3

10.10    Preferred Stock Exchange Agreement                                  *3

23       Consent of Independent Certified Public Accountants                 *3

27       Financial Data Schedule                                             *3
-------------
* Incorporated by reference to the exhibits with the Company's registration statement on Form 10-SB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on May 13, 1994.
** Incorporated by reference to the exhibits filed with the Company's 1994 annual report on Form 10-KSB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on October 13, 1994.
*** Incorporated by reference to the exhibits filed with the Company's registration statement on Form SB-2 (Commission File No. 33-85884).
**** Incorporated by reference to the exhibits filed with the Company's Current Report on form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on December 1, 1996.
***** Incorporated by reference to the Company's Form 12b-25 dated September 27, 1997.
****** Incorporated by reference to the Company's current Report on Form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on March 15, 1997.
*1 Incorporated by reference to the exhibits filed with Annual Report on January 26, 1998 on Form 10-KSB.
*2 Incorporated by reference to the exhibits filed with the Company's 1996 Annual Report on Form 10-KSB (Commission file No. 0-24138) filed with the Securities and Exchange Commission on October 11, 1996.
*3 Incorporated by reference to the exhibits filed with the Company's 1998 Annual Report on Form 10-KSB (Commission file No. 0-24138) filed with the Securities and Exchange Commission on October 13, 1998.

b) Form 8-Ks were filed electronically by the Company on June 19, 1997 (amended July 17, 1998) and July 29, 1998 disclosing the acquisition of the assets of Premier Plastics Corp and Accurate Thermoplastics, Inc., respectively. It also filed a Form 8-K to report a voluntary change in accountants, on July 17, 1998.

         A Rule 12b-25 Notice of Inability to Timely File was made on September 28, 1998 and the Annual Report form 10-KSB for fiscal year ending June 30, 1998 was filed on October 13, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DIAMOND EQUITIES, INC.
Registrant

By /s/ David D. Westfere
   -------------------------------------
David D. Westfere, President


Date: October   , 1998
     -----------------


By: /s/ Todd D. Chisholm
   -------------------------------------
Todd D. Chisholm, Chief Financial Officer


Date: October  , 1998
     -----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ David D. Westfere
   -------------------------------------
David D. Westfere, Director


Date: October   , 1998
     -----------------



By: /s/ Todd D. Chisholm
   -------------------------------------
Todd D. Chisholm, Director


Date: October   , 1998
     -----------------

                             DIAMOND EQUITIES, INC.

                              FINANCIAL STATEMENTS

                             JUNE 30, 1997, AND 1996

                                 C O N T E N T S

                                                                       Page

INDEPENDENT AUDITORS' REPORT ............................................F-17

BALANCE SHEETS...........................................................F-18

STATEMENTS OF OPERATIONS ................................................F-20

STATEMENTS OF STOCKHOLDERS' EQUITY.......................................F-22

STATEMENTS OF CASH FLOWS.................................................F-23

NOTES TO FINANCIAL STATEMENTS ...........................................F-24

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


Wisan, Smith, Racker & Prescott, LLP, Certified Public Accounts.

Salt Lake City, Utah
August 6, 1997
except for Note 14, as to which the date is September 28, 1998

                             DIAMOND EQUITIES, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1997, AND 1996


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
                                                      ==========      ==========


CERTAIN 1996 ITEMS HAVE BEEN RECLASSIFIED TO CONFORM TO THE 1997 PRESENTATION.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                             DIAMOND EQUITIES, INC.
                                 BALANCE SHEETS
                             JUNE 30, 1997, AND 1996


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
                                                  =========   ========  ========
NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

               The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts and fair value of the Company's financial instruments at June 30, 1997 and 1996 are as follows:

                                                   CARRYING         FAIR
               1997                                AMOUNTS         VALUES
               ----                                -------         ------
               Cash and cash equivalents          $1,586,983     $1,586,983
               Note receivable including
                current maturities                   811,250        724,320
               Preferred stock                     1,817,591      2,682,152

                                                   CARRYING         FAIR
               1996                                AMOUNTS         VALUES
               ----                                -------        ------
               Cash and cash equivalents          $  694,293     $  694,293
               Long-term debt including
                current maturities                   173,971        173,971
               Preferred stock                     1,817,591      2,536,744
               Warrants, Class A                       -              3,055
               Warrants, Class B                       -              3,055

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