Form 10KSB40/A
period 1998-06-30
DIAMOND EQUITIES INC
filed 1998-10-26
CIK 923150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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


                                                                        Page No.
                                                                        --------
PART II

Item 7.   Financial Statements.............................................3

PART III

Item 13.  Exhibits List and Reports on Form 8-K............................4

ITEM 7. FINANCIAL STATEMENTS.

    The following financial statements are attached hereto and incorporated herein:

For Fiscal Years Ending June 30, 1998 and 1997

             HEADING                                                       PAGE
             -------                                                       ----

Independent Auditor's Report                                               F-1

Consolidated Balance Sheet for the Year Ended June 30, 1998                F-2

Consolidated Statements of Operations for the Years Ended
June 30, 1998 and 1997                                                     F-3

Consolidated Statements of Changes in Stockholder's Equity
for the years ended June 30, 1998 and 1997                                 F-4

Consolidated Statements of Cash Flows for the years ended
June 30, 1998 and 1997                                                     F-5

Notes to Financial Statements                                              F-7

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a) The following exhibits are furnished with this Report pursuant to Item 601 of Regulation SB-2.
Exhibit
  No.               Description of Exhibit                                  Page
-------             ----------------------                                  ----
3(i)     Articles of Incorporation as amended                                 *
3(ii)    Bylaws of the Company, as currently in effect                        *
3(iii)   Certificate regarding Series A 6% Preferred Stock                  ***
3(iv)    Certificate of Amendment of Articles of Incorporation,
         dated June 20, 1997                                                 *1
3(v)     Articles of Incorporation - Precision Plastics Molding, Inc.        *3
3(vi)    Bylaws - Precision Plastics Molding, Inc.                           *3
4(a)     Form of certificate evidencing shares of Common Stock                *
4(b)     Form of certificate evidencing shares of Series A 6%
         Preferred Stock                                                    ***
10.1     Assignment and Assumption of Liabilities Agreement                  **
10.2     Stock Purchase Agreement dated April 3, 1995 between Oak
         Holdings and Teletek, Inc.                                        ****
10.3     Consulting Agreement dated April 6, 1995, between the
         Company and Michael Swan                                           ***
10.4     Consulting Agreement dated January 1, 1995, between
         the Company and C&N, Inc.                                          ***
10.5     Severance Agreement dated October 3, 1996 between
         the Company and Michael Swan                                        *2
10.6     Form 12b-25 dated September 27, 1997                             *****
10.7     Stock Purchase Agreement between Teletek, Inc. and
         Dingaan Holdings, S.A. dated December 1, 1996
         (change in control of registrant)                               ******
10.8     Asset Purchase Agreement between the Company, Precision
         and Premier Plastics Corp, dated June 15, 1998.                     *3
10.9     Asset Purchase Agreement between the Company, Precision
         and Accurate Thermoplastics, Inc., dated July 15, 1998              *3
10.10    Preferred Stock Exchange Agreement                                  *3
23       Consent of Independent Certified Public Accountants                 *3
27       Financial Data Schedule                                             *3
-------------
*       Incorporated   by  reference  to  the   exhibits   with  the   Company's
        registration statement on Form 10-SB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on May 13, 1994.
** Incorporated by reference to the exhibits filed with the Company's 1994 annual report on Form 10-KSB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on October 13, 1994.
*** Incorporated by reference to the exhibits filed with the Company's registration statement on Form SB-2 (Commission File No. 33-85884).
**** Incorporated by reference to the exhibits filed with the Company's Current Report on form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on December 1, 1996.
***** Incorporated by reference to the Company's Form 12b-25 dated September 27, 1997.
****** Incorporated by reference to the Company's current Report on Form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on March 15, 1997.
*1 Incorporated by reference to the exhibits filed with the Company's 1997 Annual Report on Form 10-KSB (Commission file No. 0-24138) filed with the Securities and Exchange Commission on October 9, 1997.
*2 Incorporated by reference to the exhibits filed with the Company's 1996 Annual Report on Form 10-KSB (Commission file No. 0-24138) filed with the Securities and Exchange Commission on October 11, 1996.
*3 Incorporated by reference to the exhibits filed with the Company's 1998 Annual Report on Form 10-KSB (Commission file No. 0-24138) filed with the Securities and Exchange Commission on October 13, 1998.

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


Date: October 26, 1998
     -----------------


By: /s/ Todd D. Chisholm
   -------------------------------------
Todd D. Chisholm, Chief Financial Officer


Date: October 26, 1998
     -----------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ David D. Westfere
   -------------------------------------
David D. Westfere, Director


Date: October 26, 1998
     -----------------



By: /s/ Todd D. Chisholm
   -------------------------------------
Todd D. Chisholm, Director


Date: October 26, 1998
     -----------------

                             DIAMOND EQUITIES, INC.
                              FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

                                 C O N T E N T S

                                                                        Page
                                                                        ----

CONSOLIDATED INDEPENDENT AUDITORS' REPORT ...............................F-1

CONSOLIDATED BALANCE SHEET...............................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS ...................................F-3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...............F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS....................................F-5

NOTES TO FINANCIAL STATEMENTS ...........................................F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Diamond Equities, Inc.:


We have audited the accompanying consolidated balance sheet of Diamond Equities, Inc. (the "Company"), as of June 30, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Equities, Inc. at June 30, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




KING, WEBER & ASSOCIATES, P.C.
Tempe, Arizona
August 6, 1998

DIAMOND EQUITIES, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 1998
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $   600,231
   Certificate of deposit                                               505,404
   Accounts receivable (net of allowance of $35,588)                     10,560
   Notes receivable - current portion                                    35,750
   Inventories                                                            5,400
   Prepaid expenses                                                       5,111
                                                                    -----------
         Total current assets                                         1,162,456

PROPERTY, MACHINERY AND EQUIPMENT                                       197,162

OTHER ASSETS                                                             66,000

NOTES RECEIVABLE - noncurrent portion                                   405,625
                                                                    -----------
         TOTAL ASSETS                                               $ 1,831,243

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
    Accounts payable                                                $   111,234
   Accrued liabilities                                                    8,473
   Preferred stock dividends payable                                    194,023
   Capital lease obligations - current portion                           21,362
   Bank lines of credit                                                 250,200
                                                                    -----------
         Total current liabilities                                      585,292

CAPITAL LEASE OBLIGATIONS - LONG-TERM PORTION                            10,150
                                                                    -----------
         Total liabilities                                              595,442

MINORITY INTEREST                                                        66,975

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, convertible, 18,000 shares
     authorized, issued and outstanding                               1,817,591
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 4,666,099 issued and outstanding                         4,666
   Paid in capital                                                    2,582,282
   Accumulated deficit                                               (3,235,713)
                                                                    -----------
         Total stockholders' equity                                   1,168,826

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,831,243
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------
                                                         1998          1997
                                                         ----          ----
                                                                   (AS RESTATED)

GENERAL AND ADMINISTRATIVE EXPENSES                  $   355,100    $   230,021
                                                     -----------    -----------
MISCELLANEOUS (INCOME) AND EXPENSES
  Allowance for note and related account receivable      441,213
  Interest income                                        (53,179)       (57,514)
  Interest expense                                         2,849
  Other income                                            (6,409)          (896)
                                                     -----------    -----------
     Total other expense                                 384,474        (58,410)
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES AND MINORITY INTEREST                   (739,574)      (171,611)

INCOME TAX PROVISION                                          50             50
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTEREST                                    (739,624)      (171,661)

MINORITY INTEREST                                          5,114
                                                     -----------    -----------

LOSS FROM CONTINUING OPERATIONS                         (734,510)      (171,661)

DISCONTINUED OPERATIONS
 Loss from discontinued operations,
   net of applicable income taxes                        (35,413)       (78,101)
 Gain on disposal of discontinued operations,
   net of applicable income taxes of $11,740           1,848,279
                                                     -----------    -----------
        Total discontinued operations                    (35,413)     1,770,178
                                                     -----------    -----------

NET (LOSS) INCOME                                    ($  769,923)   $ 1,598,517
                                                     ===========    ===========
BASIC NET (LOSS) INCOME PER COMMON SHARE
  Continuing operations                              $     (0.16)   $     (0.06)
  Discontinued operations                                  (0.01)          0.36
                                                     ===========    ===========
     Total                                           $     (0.17)   $      0.30
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             4,666,099      4,971,878


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                       ACCUMULATED
                                COMMON STOCK     ADDITIONAL  PREFERRED     DEFICIT        TOTAL
                            SHARES     AMOUNT     PAID-IN      STOCK    (AS RESTATED)  (AS RESTATED)
                            ------     ------     -------      -----    -------------  -------------
BALANCE JULY 1, 1996       5,277,099  $ 5,277   $3,039,921  $1,817,591  ($3,955,251)  $   907,538

 Recision of common stock
  issuance                  (611,000)    (611)    (457,639)         --           --   $  (458,250)

 Preferred dividends              --       --           --          --     (109,056)  $  (109,056)

  Net income (AS RESTATED)        --       --           --          --    1,598,517   $ 1,598,517
                          ----------  -------   ----------  ----------  -----------   -----------

BALANCE JUNE 30,1997       4,666,099    4,666    2,582,282   1,817,591   (2,465,790)    1,938,749

  Net loss                        --       --           --          --     (769,923)     (769,923)
                          ----------  -------   ----------  ----------  -----------   -----------

BALANCE JUNE 30, 1998      4,666,099  $ 4,666   $2,582,282  $1,817,591  ($3,235,713)  $ 1,168,826
                          ==========  =======   ==========  ==========  ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------
                                                          1998          1997
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:                              (AS RESTATED)
  Net (loss) income                                  $  (769,923)   $ 1,598,517
  Adjustments  to  reconcile  net  (loss)
   income to net cash used in  operating
    activities:
    Undistributed minority interest                       (5,114)
    Loss from discontinued operations                     35,413         78,101
    Gain on sale of discontinued operations           (1,848,279)
    Depreciation and amortization                          8,458          4,979
    Allowance on note and accounts receivable            441,213
    Loss on disposal of equipment                          1,425
  Changes in assets and liabilities
   (net of acquisitions):
     Accounts receivable                                  (9,697)         9,232
     Interest receivable                                     316         (1,900)
     Inventories                                          (5,400)
     Prepaid expenses                                     (5,111)         8,742
     Other assets                                         (6,000)
     Accounts payable                                     (8,068)         5,815
     Accrued liabilities                                 (99,250)       (22,592)
                                                     -----------    -----------
   Net cash flows used in continuing activities         (421,738)      (167,385)
   Net cash flows (used in) provided from
     discontinued operations                            (123,511)        49,157
                                                     -----------    -----------

       Net cash used in operating activities            (545,249)      (118,228)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, machinery and equipment           (8,345)        (4,994)
  Cash loaned for notes receivable                       (35,750)
  Purchase of certificates of deposit                   (505,404)
  Purchase of business assets                            (80,000)
  Cash committed and paid under investment agreement     (60,000)
  Capital expenditures of discontinued operations        (40,617)
  Proceeds from the sale of discontinued operations    1,688,750
                                                     -----------    -----------
       Net cash (used in) provided by investing
         activities                                     (689,499)     1,643,139
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on lines of credit                          250,200
  Payments on long-term liabilities                     (173,971)
  Cash used to rescind stock issuance                   (458,250)
  Principal payments on capital leases                    (2,204)
                                                     -----------    -----------
       Net cash provided by (used in) financing
         activities                                      247,996       (632,221)
                                                     -----------    -----------
(DECREASE) INCREASE IN CASH                             (986,752)       892,690
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           1,586,983        694,293
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR               $   600,231    $ 1,586,983
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------
                                                              1998         1997
                                                              ----         ----
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                          $  1,634    $ 17,838
                                                            ========    ========

     Income taxes paid                                      $ 11,840    $     50
                                                            ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

       1998
       Accounts payable assumed in asset purchase           $  6,490
                                                            ========

       Capital leases assumed in asset purchase             $ 33,716
                                                            ========

     Value of subsidiary common stock issued
       in asset purchase                                    $ 75,000
                                                            ========

     1997
     Note receivable from sale of equipment                             $811,250
                                                                        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

1.   ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts and activity of Diamond Equities, Inc. and its majority owned subsidiary Precision Plastics, Inc. (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company was previously in the business of locating sites and installing pay telephone equipment. The Company would pay commissions to the owners of the sites where its equipment was located and earned its revenue based on pay telephone charges to customers. On November 15, 1996, the Company sold all of its pay-telephone assets, its only business segment, to Tru-Tel Communications, LLC. The discontinued operations were located in the southwestern United States. The Company changed its name to Diamond Equities, Inc. on June 20, 1997 and has since been seeking acquisition targets. On June 15, 1998 the Company's wholly owned subsidiary, Precision Plastics Molding, Inc. ("Precision"), purchased the assets of a plastic injection molding business. The new business is located in Arizona and its business is generated in the southwestern United States. Operations of Precision are included for the period June 15, 1998 through June 30, 1998 in the accompanying statement of operations for the year ended June 30, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS include all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

     INVENTORIES consist of finished goods, work in process and raw materials and are stated at the lower of cost (specific identification) or market.

     PROPERTY, MACHINERY AND EQUIPMENT are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 10 years. Property, machinery and equipment under capitalized leases are stated at the lesser of fair market value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.

     REVENUE  RECOGNITION  - The Company  recognizes  revenue  upon  shipment of
     product  and  recognized   revenue  from  the  discontinued   pay-telephone
     operation upon receipt of coin and rendering of telephone service.

     INCOME TAXES - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109,
     ACCOUNTING FOR INCOME TAXES, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash and cash equivalents, notes receivable, investments and obligations under accounts payable, accrued expenses, debt, and capital lease instruments. The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements. Fair value of officer notes receivable cannot be estimated because of the nature of the relationship with the creditor. The fair value of the note receivable related to the business segment disposal is discussed in Note 5.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     EARNINGS (LOSS) PER COMMON SHARE - Net earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The Company adopted SFAS No. 128 EARNINGS PER SHARE for the year ended June 30, 1997. There was no effect of adopting SFAS No. 128 on net income per common share other than because SFAS No. 128 requires the use of income from continuing operations as the "control number" for determination of whether to include potentially dilutive securities, diluted earnings per share for the year ended June 30, 1997 is not presented because the effect of including the convertible preferred stock would be antidilutive since there is a loss from continuing operations.

3.   CASH AND CASH EQUIVALENTS

     The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1998, the Company's uninsured bank balances total $954,872.

4.   INVESTMENT

     The Company entered into an investment agreement in March 1998 to purchase 120,000 shares of common stock of a company at $0.50 per share or $60,000. The agreement stipulates that the funds are to be held in a separate account and used by the investee to pay agreed upon expenditures. The shares are being held by a transfer agent and are to be issued ratably as expenditures are paid. At June 30, 1998, $10,763 had been advanced and the balance of $49,237 remains in the special restricted account. The total investment balance of $60,000 is included in other assets in the accompanying balance sheet.

5.   NOTES RECEIVABLE

     Notes receivable consist of the following at June 30, 1998:

     Note receivable, sale of assets                             $ 811,250
     Loans to officers                                              20,000
     Other receivables                                              15,750
     Allowance for possible losses                                (405,625)
                                                                 ---------
        Total                                                      441,375

        Less current portion                                        35,750
                                                                 =========
        Long-term portion                                        $ 405,625
                                                                 =========

     On November 15, 1996 the Company sold all of its assets related to the operation of the pay-telephone business. In connection with the sale of the assets, the Company received a note receivable of $811,250. The note is payable to the Company in monthly installments of $14,000 including interest at 8% per annum, which were to commence February 15, 1997, with the balance due January 15, 2002. No payments have been received on the note and the Company has commenced legal proceedings to collect the amount. Management has estimated the discounted value of the note based on probabilities it has established for collection and timing of such collections including any receipt of collateral from the guarantor. However, management believes there is significant uncertainty regarding the timing of any future payments as well as the value of personal assets available from the guarantor of the note. No payments have been received and there is uncertainty as to the outcome of the litigation. Management believes that an allowance for loss of $405,625 is reasonable. Interest income on the impaired loan will be recognized only when payments are received.

6.   INCOME  (LOSS) PER SHARE

                                                 1998                                 1997
                                                 ----                                 ----
                                                            Per                  (as restated)   Per
                                    Income      Shares     Share       Income        Shares     Share
                                    ------      ------     -----       ------        ------     -----
     Net (Loss) Income            $(769,923)   4,666,099            $ 1,598,517    4,971,878
     Preferred Stock Dividends           --                            (109,056)
                                  ---------                         -----------
                                  $(769,923)                        $ 1,489,461
                                  =========                         ===========
     BASIC EARNINGS PER SHARE

     (Loss) Income Available to
        Common Shareholders
     Continuing operations         (734,510)               $(0.16)   $ (280,717)               $(0.06)
     Discontinued operations        (35,413)                (0.01)    1,770,178                  0.36
                                  ---------                ------    ----------                ------

         Total                    $(769,923)   4,666,099   $(0.17)  $ 1,489,461    4,971,878   $ 0.30
                                  =========                ======   ===========                ======

     Effect of Dilutive Securities
      Preferred Stock                   N/A                                              N/A

     DILUTED EARNINGS PER SHARE         N/A                                              N/A

     Diluted earnings per share are not presented because the effect of such would be antidilutive for both years ending June 30, 1998 and 1997 because the Company has losses from continuing operations.

7.   INVENTORIES

     Inventories consist of the following at June 30, 1998:

             Raw materials                            $  300
             Work in process                           4,891
             Packaging supplies                          209
                                                      ------
                   Total inventories                  $5,400
                                                      ======

8.  PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment consisted of the following at June 30, 1998:

        Equipment                                              $172,320
        Furniture and fixtures                                   33,711
        Office equipment                                          8,769
                                                               --------
           Total                                                214,800
        Less accumulated depreciation and amortization           17,638

        Property, machinery and equipment - net                $197,162
                                                               ========

     Depreciation expense for the years ended June 30, 1998 and 1997 was $8,458 and $4,979, respectively.

9.   BUSINESS ACQUISITION

     In June, 1998, the Company, through its Precision subsidiary, purchased substantially all of the operating assets of Premier Plastics Corporation, a plastic injection molding business in Tempe, Arizona, for an $80,000 cash payment, the assumption of liabilities in the amount of $40,000 and the issuance of 300,000 shares of common stock of the subsidiary valued at $75,000. The acquisition was recorded under the purchase method of accounting. The aggregate purchase price of $195,000 has been allocated to the assets acquired and liabilities assumed based on their respective fair market values. The aggregate consideration paid approximated the fair market value of the net assets acquired and no goodwill was recorded. The operating results of Premier Plastics are included in the accompanying consolidated financial statements for the period June 15, 1998 through June 30, 1998.

     The  following  summarizes  unaudited  pro  forma  consolidated   financial
     information assuming that the acquisition of Premier Plastics Corporation occurred on July 1, 1997:

              Net Sales             $ 307,601
              Net Loss              $(693,432)
              Loss per Share        $  ( 0.15)

     The pro forma financial information is presented for informational purposes only and may not necessarily reflect the results had Premier Plastics Corporation actually been acquired on July 1, 1997, nor is this information indicative of the future consolidated results.

     Management determined that is was not practicable to determine results of operations for Premier for the year ended June 30, 1997

10.  BANK LINES OF CREDIT

     Bank  line  of  credit,  collateralized  by  certificate  of deposit,  interest  at prime plus  0.25%  (8.75% at June 30,
     1998),  interest is due monthly,  principal  due March 1999,
     credit limit of $200,000                                           $150,200

     Bank  line  of  credit,  collateralized  by  certificate  of deposit,  interest  at prime  plus  7.64%,  interest  is due monthly,  principal due April 1999, credit limit of $235,000
                                                                         100,000
                                                                        --------
     Total current portion                                              $250,200
                                                                        ========
11.  INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consisted of the following:

                                                   1998              1997
                                                   ----              ----

         Current tax provision (benefit)         $(134,551)        $ 11,790
         Deferred tax provision                    134,501              -0-
                                                 ---------         --------

         Total income tax provision              $      50         $ 11,790
                                                 =========         ========

     A deferred tax liability of $162,000 at June 30, 1998 relates primarily to the difference in the financial accounting and tax bases of the note receivable related to the sale of business assets in fiscal 1997. A deferred tax asset of $882,736 relates primarily to net operating loss carryforwards at June 30, 1998 of $2,064,000 for both federal and state purposes and a credit for alternative minimum tax purposes of $11,740. The federal carryforwards expire in fiscal 2009 through 2013. The state carryforwards expire in fiscal 2000 through 2004. The deferred income tax asset is significantly offset by a valuation allowance of $720,736.

     Deferred income taxes for the year ended June 30, 1998, relate to temporary differences for the recognition of a deferred income tax asset for the net operating loss carryforward. The valuation allowance was increased $300,736 from $420,000 (as restated) to $720,736, reflecting primarily the increase in the 1998 current tax benefit and the $162,000 decrease in the deferred income tax liability related to the allowance recorded on note receivable which was accounted for under an installment method for income tax purposes on the sale of assets in fiscal 1997.

     A reconciliation setting forth the differences between the effective and statutory tax rate is as follows:
                                                     1998            1997
                                                     ----            ----
         Federal statutory rates                    (34.0)%          34.0%
         State income taxes                          (8.0)            9.0
         Valuation allowance and utilization
           of operating loss carryforwards           39.2           (42.3)
         Other, net                                   2.8              --
                                                    -----            -----
         Effective rate                              -0-%             0.7%
                                                    =====            =====
12.  LEASES

     OPERATING LEASES

     The Company leases its administrative office and operations facility under operating leases that expire in 1999 and 1998, respectively. Rent expense under these leases was approximately $12,000 and $11,000 for the years ended June 30, 1998 and 1997. Minimum annual lease payments under these agreements are as follows:

               Years ended June 30:
                           1999                 $ 15,112
                           2000                    2,190
                                                --------
                           Total                $ 17,302
                                                ========
     CAPITAL LEASES

     The Company assumed capital leases for equipment in the purchase of assets as discussed in Note 7. The following presents future minimum lease payments under capital leases by year and the present value of minimum lease payments as of June 30, 1998:

               Year ended June 30:
                           1998                     $24,394
                           1999                      10,519
                                                     ------
               Total minimum lease payments          34,913
               Less amount representing interest      3,401

       Present value of minimum lease payments       31,512
               Current portion                       21,362
                                                    -------
               Long-term portion                    $10,150
                                                    =======

      Assets capitalized under the capital leases total approximately $82,000.

13.   STOCKHOLDERS' EQUITY

      PREFERRED STOCK
      In November 1997, the Company's Board of Directors approved the issuance and exchange of 18,000 shares of a new Series B Preferred Stock for the outstanding 727 shares of Series A Stock. The Series B Preferred Stock was valued at $1,817,591, the stated value of the Series A Stock, and is convertible into 18,000,000 shares of common stock. The Series A Stock 6% cumulative dividends shall remain in arrears in the amount of $194,023 or $266.88 per share. There are no cumulative dividends on the Class B preferred stock.

      COMMON STOCK
      Options to purchase 250,000 shares of common stock granted in April 1995 pursuant to a consulting agreement, which was terminated in October 1996, were canceled in November 1997.

14.   DISCONTINUED OPERATIONS

      On November 15, 1996 the Company entered into an asset purchase agreement with Tru-Tel Communications, LLC whereby all of the assets related to the operation of the pay-telephone business were sold. Proceeds from the sale included $1,688,750 cash and a promissory note (see Note 5) for $811,250. Tru-Tel Communications, LLC assumed the Company's capital lease on equipment and operating leases on facilities. The Company recorded a gain on the sale of the assets of $1,848,279 after taxes. Revenues from the discontinued operations totaled $835,858 for the year ended June 30, 1997. The results of discontinued operations for the year ended June 30, 1998 represent the final settlement of an estimated sales tax liability that had been contested by the Company. Because the tax benefit of the loss is offset by a corresponding valuation allowance, there is no tax effect of the loss from discontinued operations for the year ended June 30, 1998.

15.   EMPLOYEE STOCK OPTION PLAN

      The Company adopted an employee stock option plan in June 1998 pursuant to which options may be granted to key employees, including officers, whether or not they are directors, who are selected by the Board of Directors. The exercise price of the options granted pursuant to the Plan shall be determined by the Board of Directors on a case-by-case basis. Options are exercisable over a three year period and only while the optionee remains an employee of the Company, except that, in the event of an optionee's termination of employment by reason of disability or death while an employee. The aggregate number of shares that may be issued under the Plan shall not exceed 900,000 shares. As of June 30, 1998, no options had been granted under the Plan.

16.   RELATED PARTY TRANSACTIONS

      The Company loaned $10,000 each to two officers of the Company in May 1998. The notes receivable bear interest at 5% with principal and interest due May 1999.

      The Company pays $3,000 per month to C&N, Inc. ("C&N") for management services. C&N is owned by an officer and director of the Company and his family. The agreement between the Company and C&N commenced on January 1, 1995 and is renewable from year to year. The Company paid C&N $36,000 under this agreement during the years ended June 30, 1998 and 1997.

      An officer and director of the Company performs accounting services for the Company at a flat fee per month for compilation and payroll services and is paid an hourly fee for any additional work. The Company paid $28,610 to the officer's accounting firm for the year ended June 30, 1998.

      In October 1996 the Company entered into a Severance Agreement with a former director of the Company pursuant to which the Company agreed to pay $5,000 per month to the individual through April 1998. For the years ended June 30, 1998 and 1997, $2,217 and $107,783 respectively, are included in discontinued operations relating to this agreement.

17.   COMMITMENTS AND CONTINGENCIES

      In connection with the sale of its pay-telephone operations, the Company received a promissory note in the principal sum of $811,250. Monthly payments of $14,000 on the note were to commence on February 15, 1997. No payments on the note have been received. On March 18, 1997 a complaint for breach of contract was filed. The complaint alleges an anticipatory breach by the defendant, Tru-Tel Communications, LLC, issuer of the promissory note. The complaint also names as party defendants, the principals of Tru-Tel Communications, LLC, and Finova Capital Corporation (provider of the financing used to purchase the assets).

      The defendants have responded by filing counterclaims. The counterclaims allege that the Company failed to disclose accurately the average life of the placement contracts for the pay telephones in the Phoenix and Tucson, Arizona area and that the revenues reported to Tru-Tel Communications, LLC and Finova Capital Corporation were purportedly overstated at the time of the asset purchase agreement. Tru-Tel Communications, LLC is claiming that they have been damaged in an amount in excess of $900,000. The Company intends to vigorously contest the counterclaims and pursue the original claims against all party defendants. A trial date of June 1, 1999 has been scheduled. Although the Company believes that the outcome of this matter will not adversely affect the Company's financial condition or results of operations, if the defendant prevails in this matter, it would be unlikely that the Company would collect on the balance of the note receivable discussed in Note 5.

      On June 15, 1998, the Company entered into an employment agreement with an employee for an initial term of three years. The employee is to receive a base salary ranging from $65,000 to $95,000 depending on annual sales and shall be adjusted annually by the increase, if any, in the cost of living. For each fiscal year in which the Company has positive earnings before depreciation, interest and taxes (EBDIT) in the amount of $500,000, the employee shall receive a bonus of 5% of EBDIT. The agreement is renewable for additional three year terms.

18.   SUBSEQUENT EVENTS

      The Company's subsidiary, Precision, entered into an asset purchase and sale agreement with a plastic injection molding business on July 15, 1998. Precision acquired the assets for a purchase price of $560,000, consisting of a $375,000 cash payment and a promissory note in the amount of $185,000, and the assumption of specified liabilities totaling $671,603. The note is secured by the assets and bears interest at 8% with the principal and accrued interest payable in two installments of $105,000 due ninety days from the closing and $80,000 due one hundred eighty days from the closing.

      On July 17, 1998, the Company purchased 2,000,000 shares of common stock of its majority owned subsidiary Precision for $400,000.

19.   PRIOR PERIOD ADJUSTMENT

      The financial statements for the year ended June 30, 1997 have been restated for correction of an error related to a severance agreement entered into by the Company with a former officer. The error relates to failure to accrue the liability incurred under that agreement at June 30, 1997. The effect of the error resulted in reducing net income for the year ended June 30, 1997 by $47,783 representing the unpaid balance of the severance agreement at June 30, 1997. The effect of the restatement is as follows:

                                                 As previously
        For the year ended June 30, 1997           reported         As restated
        ------------------------------------------------------------------------
        Balance sheet:
          Accrued expenses                        $   59,940         $  107,723
          Accumulated deficit                      2,418,007          2,465,790

        Statement of operations:
          Loss from continuing operations           (206,661)          (171,661)
          Income from discontinued operations      1,852,961          1,770,178
          Net Loss                                 1,646,300          1,598,517

        Net Inocme (Loss) per Common Share:
          Continuing operations                   $    (0.06)        $    (0.06)
          Discontinued operations                       0.37               0.36
                                                  ===========        ==========
             Total                                $     0.31         $     0.30
                                                  ===========        ==========

                                   * * * * * *