Form 10QSB
period 1998-09-30
DIAMOND EQUITIES INC
filed 1998-11-13
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From             to
                                    -----------   -----------

                         Commission File Number: 0-24138


                             DIAMOND EQUITIES, INC.
             ------------------------------------------------------
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

         Yes [X]   No [ ]

As of October 31, 1998, Diamond Equities, Inc. Registrant had 4,666,099 shares of its $0.001 par value common stock outstanding.

                                        Page 1 of 12 sequentially numbered pages

                                                                       FORM 10-Q
                                                              FIRST QUARTER 1999

                             DIAMOND EQUITIES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----
         Balance Sheets - September 30, 1998 and June 30, 1998.............. 3-4

         Statements of Operations for the Three Months
         Ended September 30, 1998 and 1997..................................   5

         Statement of Cash Flows - for the Three Months
         Ended September 30, 1998 and 1997.................................. 6-7

         Notes to Financial Statements......................................   8

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   9

PART II. OTHER INFORMATION

         Item 3(b)  Defaults Upon Senior Securities.........................  10

                             DIAMOND EQUITIES, INC.
                                 Balance Sheets

                                     ASSETS


                                                   September 30,       June 30,
                                                      1998               1998
                                                      ----               ----
                                                   (Unaudited)         (Audited)
CURRENT ASSETS
  Cash                                             $   65,003         $  600,231
  Certificates of Deposit                             513,113            505,404
  Receivables
    Trade accounts, net of allowance for
    doubtful accounts of $35,588 at
    September 30, 1998 and June 30, 1998              254,418             10,560
  Inventory                                           139,514              5,400
  Note Receivable-current portion                      35,750             35,750
  Prepaid expenses                                      3,067              5,111
                                                   ----------         ----------

     Total Current Assets                           1,010,865          1,162,456
                                                   ----------         ----------

PROPERTY AND EQUIPMENT                              1,071,291            197,162
                                                   ----------         ----------

OTHER ASSETS
 Notes Receivable-noncurrent portion                  405,624            405,625
 Investments                                           66,000             66,000
                                                   ----------         ----------

     Total Other Assets                               471,624            471,625
                                                   ----------         ----------

                                                   $2,553,780         $1,831,243
                                                   ==========         ==========



                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 September 30,      June 30,
                                                    1998              1998
                                                    ----              ----
CURRENT LIABILITIES
 Accounts payable                                $   335,782      $   111,234
 Accrued expenses                                      9,433            8,473
 Line of credit                                      250,200          250,200
 Accrued preferred dividends                         194,023          194,023
 Current portion Long term debt                      329,960           21,362
                                                 -----------      -----------

     Total Current Liabilities                     1,119,398          585,292
                                                 -----------      -----------
LONG-TERM LIABILITIES
 Capital lease obligations                           191,513           10,150
 Notes payable                                       477,155               --
 Less current portion                               (329,960)              --
                                                 -----------      -----------

     Total Long-term liabilities                     338,708           10,150
                                                 -----------      -----------

     Total Liabilities                             1,458,106          595,442
                                                 -----------      -----------

MINORITY INTEREST                                     64,105           66,975
                                                 -----------      -----------
STOCKHOLDERS' EQUITY
 Convertible  preferred stock, $.001 par,
   6% cumulative, non-voting, class A;
   10,000 shares authorized; 0 and 727
   shares issued and outstanding                          --        1,817,591
 Convertible preferred stock, non-voting,
   non-cumulative class B; 20,000 shares
   authorized; 18,000 shares issued
     and outstanding                               1,817,591               --
 Common stock, $.001 par value; 50,000,000
    shares authorized; 4,666,099 shares
    issued and outstanding                             4,666            4,666
 Additional paid-in capital                        2,582,282        2,582,282
 Accumulated deficit                              (3,372,970)      (3,235,713)
                                                 -----------      -----------

     Total Stockholders' Equity                    1,031,569        1,168,826
                                                 -----------      -----------

                                                 $ 2,553,780      $ 1,831,243
                                                 ===========      ===========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Operations
                                   (Unaudited)


                                                    For the Three Months Ended
                                                          September 30,
                                                    --------------------------
                                                       1998            1997
                                                       ----            ----

Net sales                                           $   397,621     $        --

Less cost of sales                                      149,577              --
                                                    -----------     -----------

Gross profit                                            248,044              --

Selling, general and administrative expenses            392,581         121,058
                                                    -----------     -----------

Operating income or (loss)                             (144,537)       (121,058)
                                                    -----------     -----------

Other income and (expenses), net                           (704)         17,390

Minority Interest                                         7,984              --
                                                    -----------     -----------

Net income (loss) before income taxes                  (137,257)       (103,668)

Provision for income taxes                                   --              --
                                                    -----------     -----------

Net loss                                            $  (137,257)    $  (103,668)
                                                    ===========     ===========

Net income or (loss) per share                      $      (.03)    $      (.02)
                                                    ===========     ===========

Weighted Average Shares Outstanding                   4,666,099       4,666,099
                                                    ===========     ===========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                           1998          1997
                                                           ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $(137,257)    $(103,668)

 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                           57,298         1,481
   Minority interest                                       (7,984)           --
   Changes in operating assets and liabilities
    (net of acquisition) (Increase) decrease in
     Receivables - trade and other                        (18,945)      (13,396)
     Inventory                                            (50,546)           --
     Prepaid expenses and other                             2,044        (1,000)
     Increase (decrease) in
     Accounts payable                                      47,689        17,415
     Accrued liabilities                                      960       (17,187)
                                                        ---------     ---------

   Net Cash Used in Operating Activities                 (106,741)     (116,355)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (11,495)       (5,200)
 Cash paid for notes receivable                                --       (15,750)
 Cash paid for acquisition of Accurate                   (375,000)           --
                                                        ---------     ---------

   Net Cash Provided by Investing Activities            $(386,495)    $ (20,950)
                                                        ---------     ---------


                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          1998         1997
                                                          ----         ----
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes payable                   $ (41,992)   $        --
                                                       ---------    -----------

   Net Cash Provided (Used) by Financing Activities      (41,992)            --
                                                       ---------    -----------

INCREASE (DECREASE) IN CASH                             (535,228)      (137,305)


CASH, BEGINNING OF PERIOD                                600,231      1,586,983
                                                       ---------    -----------

CASH, END OF PERIOD                                    $  65,003    $ 1,449,678
                                                       =========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid for income taxes                            $   9,973    $        --
                                                       =========    ===========
 Cash paid for interest                                $      --    $        --
                                                       =========    ===========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                               September 30, 1998


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1998, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1998.

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

ACQUISITION OF ACCURATE THERMOPLASTICS

Effective July 21, 1998, the Company acquired the assets and assumed various debts and leases of Accurate Thermoplastics, Inc. ("Accurate"), an injection molder in Mesa, Arizona. The Company paid $375,000 in cash, issued a note for $185,000, assumed capital leases in the amount of $185,734 and notes of $94,639. The Company also signed a consulting commitment for $5,000 per month for 48 months to the previous owner as part of the acquisition. A commitment liability was recorded for $205,679 (the present value of the payments). Accounts payable of $176,859 were also assumed.

For the above payments, notes and assumptions the Company received accounts receivable of $224,913, Inventory of $83,567 and fixed assets of $914,430.

                             Diamond Equities, Inc.
                               September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

With the two acquisitions of plastic injection molding companies, the operations of the Company have changed significantly as compared to the same period a year ago, when the Company was merely looking for business opportunities. With the increased operations however, there is also an increase in commitments and cash requirements.

Cash and cash equivalents totaled $65,003 at September 30, 1998 compared to $600,231 at June 30, 1998. The decrease in cash was due primarily to the acquisition of Accurate wherein $375,000 was disbursed. The Company also used approximately $100,000 in operations and $40,000 in payments on debt. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt. The Company also has a balloon payment of $185,000 from the acquisition due within the year. The Company has two Certificates of Deposit totaling 500,000 securing two lines of credit. There is $250,000 available to borrow on these lines of credit. The CD's have not been included in the cash balances disclosed above.

Long term cash requirements, other than normal operating expenses, are anticipated for the acquisition of additional plastic operations. The Company will need to raise additional funds from investors in order to complete additional acquisitions. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1999.

The  Company's   principal   commitments  at  September  30,  1998  consists  of
obligations   under  capital  leases,   operating   leases  for  facilities  and
commitments incurred in connection with the acquisition of Accurate.

RESULTS OF OPERATIONS

The Company generate revenues from the new operations of $397,621 with cost of sales of $149,577, and a gross profit of $248,044. The Company's gross margin for the quarter was 62%. Because there were no operations in the first quarter 1998, there are no comparatives in this area.

Selling, general and administrative expenses were $392,581 for the first quarter 1999 an increase of $271,523 over the same period last year. The increase is primarily due to the change in operations, personnel and professional fees incurred in connection with the acquisitions.

Management anticipates that general selling and administrative expenses will continue to remain constant or decrease slightly due to the fine tuning of operaions.

The Company incurred a loss of $(137,2578) for the first quarter 1999 compared to a loss of $(103,668) for the same timely period a year ago.

                             Diamond Equities, Inc.
                               September 30, 1998

There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

The Company's plan for 1999 is to acquire additional plastic operations and consolidate the operations for maximum efficiency and profit. Management is currently reviewing several potential acquisition candidates in the plastics industry, and hopes to secure the third operation in the near future.

PART II OTHER INFORMATION

ITEM 3(b) DEFAULTS UPON SENIOR SECURITIES

The Company is 33 months in arrears ($194,023) as of November 14, 1998, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. No demand has yet been made on the Company by the Preferred shareholders.

                             Diamond Equities, Inc.
                               September 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1998


                                             Diamond Equities, Inc.


                                             By: /s/ David Westfere
                                                ------------------------------
                                                     David Westfere, CEO and
                                                     Principal Financial Officer