Form 10QSB
period 1998-12-31
DIAMOND EQUITIES INC
filed 1999-02-16
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1998

         TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----    EXCHANGE ACT OF 1934

         For the Transition Period From __________ to __________

                         Commission File Number: 0-24138


                             DIAMOND EQUITIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             NEVADA                                             88-0232816
 ------------------------------                           ----------------------
(State of Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


               2010 E. UNIVERSITY DRIVE, SUITE 3, TEMPE, AZ 85281
               --------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (602) 921-2760
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
               --------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days.

         Yes     X           No
               -----              ------

As of January 31, 1999, Diamond Equities, Inc. Registrant had 4,666,099 shares of its $0.001 par value common stock outstanding.

                                        Page 1 of 11 sequentially numbered pages

                                                                       FORM 10-Q
                                                             SECOND QUARTER 1999


                             DIAMOND EQUITIES, INC.
                             ----------------------

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----

     Balance Sheets - December 31, 1998 and June 30, 1998 ...................3-4

     Statements of Operations for the Three and Six Months
     Ended December 31, 1998 and 1997 .........................................5

     Statement of Cash Flows - for the Six Months
     Ended December 31, 1998 and 1997 .......................................6-7

     Notes to Financial Statements ............................................8

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations ....................................................9

PART II. OTHER INFORMATION

     Item 3(b) Defaults Upon Senior Securities ...............................10

                             DIAMOND EQUITIES, INC.
                                 Balance Sheets

                                     ASSETS

                                                     December 31,     June 30,
                                                        1998           1998
                                                    ------------   ------------
                                                      (Unaudited)    (Audited)
CURRENT ASSETS
  Cash                                              $     96,188   $    600,231
  Certificates of Deposit                                519,828        505,404
  Receivables
    Trade accounts, net of allowance for
    doubtful accounts of $35,588 at December 31,
    1998 and June 30, 1998                               210,266         10,560
  Inventory                                               58,941          5,400
  Prepaid expenses                                         1,783          5,111
  Note Receivable-current portion                         35,750         35,750
                                                    ------------   ------------

     Total Current Assets                                922,756      1,162,456
                                                    ------------   ------------

PROPERTY AND EQUIPMENT                                 1,013,536        197,162
                                                    ------------   ------------
OTHER ASSETS
  Notes Receivable-noncurrent portion                    416,388        405,625
  Deposits                                                 1,000           --
  Investments                                              5,000         66,000
                                                    ------------   ------------

     Total Other Assets                                  422,388        471,625
                                                    ------------   ------------

                                                    $  2,358,680   $  1,831,243
                                                    ============   ============

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       December 31,   June 30,
                                                          1998          1998
                                                       ----------   -----------
CURRENT LIABILITIES
  Accounts payable                                     $  313,195   $   111,234
  Accrued expenses                                          7,203         8,473
 Line of Credit                                           290,200       250,200
 Current Portion Long Term Debt                           329,960        21,362
  Accrued preferred dividends                             194,023       194,023
                                                       ----------   -----------

     Total Current Liabilities                          1,134,581       585,292
                                                       ----------   -----------
LONG-TERM LIABILITIES
   Captial Lease obligations                              160,836        10,150
   Notes payable                                          466,032          --
   Current Portions Long-term Debt                       (329,960)         --
                                                       ----------   -----------

     Total Long-Term Liabilities                          296,908        10,150
                                                       ----------   -----------

     Total Liabilities                                  1,431,489       595,442
                                                       ----------   -----------

MINORITY INTEREST                                          37,971        66,975
                                                       ----------   -----------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par,
   6% cumulative, non-voting, class A;
   10,000 shares authorized; 0 and 727
   shares issued and outstanding                               --     1,817,591
  Convertible preferred stock, non-voting,
   non-cumulative class B; 20,000 shares
   authorized; 18,000 shares issued and outstanding     1,817,591            --
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 4,666,099 shares issued and outstanding      4,666         4,666
  Additional paid-in capital                            2,582,282     2,582,282
  Accumulated deficit                                   3,515,319)   (3,235,713)
                                                       ----------   -----------

     Total Stockholders' Equity                           889,220     1,168,826
                                                       ----------   -----------

                                                       $2,358,680   $ 1,831,243
                                                       ==========   ===========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                              Statements of Income
                                   (Unaudited)

                                        For the Three Months          For the Six Months
                                         Ended December 31,           Ended December 31,
                                      ------------------------    ------------------------
                                         1998          1997          1998          1997
                                      ----------    ----------    ----------    ----------
Net sales                             $  305,683    $       --    $  703,304    $       --

Less cost of sales                       171,075            --       320,652            --
                                      ----------    ----------    ----------    ----------

Gross profit                             134,607            --       382,651            --

Selling, general and
 administrative expenses                 290,812        87,397       683,393       208,455
                                      ----------    ----------    ----------    ----------

Operating income or (loss)              (156,205)      (87,397)     (300,742)     (208,455)
                                      ----------    ----------    ----------    ----------

Other income and (expenses), net          (6,372)       15,534        (7,076)       32,924
Income (loss) from Discontinued
  Operations                                  --       (33,196)           --       (33,196)
Minority Interest                         20,702            --        28,686            --
Gain on sale of assets                        --            --            --
                                      ----------    ----------    ----------    ----------

Net income (loss) before income taxes   (141,875)     (105,059)     (279,132)     (208,727)

Provision for income taxes                    --            --            --            --
                                      ----------    ----------    ----------    ----------

Net income or (loss) before preferred
  dividends                             (141,875)     (105,059)     (279,132)     (208,727)

Preferred dividends                           --            --            --            --
                                      ----------    ----------    ----------    ----------

Net loss attributed to common stock   $ (141,875)   $ (105,059)   $ (279,132)   $ (208,727)
                                      ----------    ----------    ----------    ----------

Net income or (loss) per share        $     (.03)   $     (.02)   $     (.06)   $     (.04)
                                      ----------    ----------    ----------    ----------

Weighted Average Shares Outstanding    4,666,099     4,666,099     4,666,099     4,666,099
                                      ----------    ----------    ----------    ----------

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                        For the Six Months Ended
                                                              December 31,
                                                        ------------------------
                                                           1998          1997
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(279,132)    $(208,727)

  Adjustments to reconcile net loss to net
   cash used in operating activities:
       Minority Interest                                  113,681          --
       Depreciation and amortization                      (36,670)        2,962

    Changes in operating assets and liabilities
     (Increase) decrease in
        Receivables - trade and other                      25,207       (13,396)
        Inventory                                          30,027          --
        Prepaid expenses and other                          3,328        (1,000)
        Increase (decrease) in
        Accounts payable                                   25,102         8,662
        Accrued liabilities                                (1,270)     (143,400)
                                                        ---------     ---------


     Net Cash Used in Operating Activities               (119,727)     (354,899)
                                                        ---------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (12,867)       (6,232)
 Proceeds form sale of investments                         49,236          --
Cash paid for subsidiary                                 (375,000)
 Cash paid for notes receivable                              --            --
                                                        ---------     ---------

       Net Cash Used by Investing Activities            $(338,631)    $ (21,982)
                                                        ---------     ---------

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                    For the Six Months Ended
                                                            December 31,
                                                    ------------------------
                                                        1998           1997
                                                    ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash advanced from Lines of Credit                     40,000           --
 Principal payments on notes payable               $    85,685    $      --
                                                   -----------    -----------

    Net Cash Provided (Used) by Financing
     Activities                                        (45,685)          --
                                                   -----------    -----------


INCREASE (DECREASE) IN CASH                            (504,043)      (376,881)


CASH, BEGINNING OF PERIOD                               600,231      1,586,983
                                                    -----------    -----------

CASH, END OF PERIOD                                 $    96,188    $ 1,210,102
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for income taxes                       $      --      $      --
                                                    ===========    ===========
   Cash paid for interest                           $    23,150    $       555
                                                    ===========    ===========

                See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                                December 31, 1998

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 1998, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1998.

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

ACQUISITION OF ACCURATE THERMOPLASTICS

Effective July 21, 1998, the Company acquired the assets and assumed various debts and leases of Accurate Thermoplastics, Inc. (Accurate), a plastics injection molder in Mesa, Arizona. The Company paid $375,000 in cash, issued a note for $185,000, assumed capital leases in the amount of $185,734 and notes of $94,639. The Company also signed a consulting commitment for $5,000 per month for 48 months to the previous owner as part of the acquisition. A commitment liability was recorded for $205,679 (the present value of the payments). Accounts payable of $176,859 were also assumed.

For the above payments, notes and assumptions, the Company received accounts receivable of $224,913, Inventory of $83,567 and fixed assets of $914,430.

                             Diamond Equities, Inc.
                                December 31, 1998

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

Cash and cash equivalents totaled $96,188 at December 31, 1998 compared to $600,231 at June 30, 1998. The decrease in cash was due primarily to the acquisition of Accurate wherein $375,000 was disbursed. The Company also used approximately $120,000 in operations and $85,000 in payments on debt. During the past six months the Company has withdrawn $40,000 on its line of credit. The Company's current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt. The Company also has a balloon payment of $185,000 currently due from the acquisition of Accurate. The Company has two Certificates of Deposit totaling $500,000 securing two lines of credit. There is $210,000 available to borrow on these lines of credit at December 31 1998. The CDs have not been included in the cash balances disclosed above.

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

The Company's principal commitments at December 31, 1998 consist of obligations under capital leases, operating leases for facilities and commitments incurred in connection with the acquisition of Accurate.

RESULTS OF OPERATIONS

The Company generated revenues from the new operations of $703,304 with cost of sales of $320,652, and a gross profit of $382,651. The Company's gross margin for the six months ended December 31, 1998 was 54%. Because there were no operations in the first half of fiscal 1998, there are no comparatives in this area.

Selling, general and administrative expenses were $683,393 for the second quarter 1999, an increase of $595,996 over the same period last year. The increase is primarily due the change in operations, personnel and professional fees incurred in connection with the acquisitions.

Management anticipates that general selling and administrative expenses will continue to remain constant or decrease slightly due to the fine tuning of operations.

                             Diamond Equities, Inc.
                                December 31, 1998

The Company incurred a loss of (141,875) for the second quarter 1999 as compared to $(105,059) for the second quarter 1998. The increase is due to the new operations and the additional expenses incurred to secure the operations.

There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

The Company's plan for 1999 is to acquire additional plastic operations and consolidate the operations for maximum efficiency and profit. Management is currently reviewing several potential acquisition candidates in the plastics industry, and hopes to secure the third operations in the near future. The Company is also reviewing various start up proprietary products to acquire as a division of the plastics molding Company. The Company will assist in bringing the products to market as well as doing the plastic molding for the products.

PART II OTHER INFORMATION

ITEM 3(B) DEFAULTS UPON SENIOR SECURITIES

The Company is 36 months in arrears ($194,023) as of February 14, 1999, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. The class A Preferred shares have been replaced by Class B shares, however accrued preferred dividends have not yet been paid. No demand has yet been made on the Company by the Preferred shareholders.

                             Diamond Equities, Inc.
                                December 31, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 15, 1999


                                      Diamond Equities, Inc.


                                      By: /s/ David Westfere
                                          -----------------------------
                                          David Westfere, CEO and
                                          Principal Financial Officer