Form 10QSB
period 1999-03-31
DIAMOND EQUITIES INC
filed 1999-05-17
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From _________ to _________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1999, Diamond Equities, Inc. Registrant had 4,966,099 shares of its $0.001 par value common stock outstanding.

                                        Page 1 of 11 sequentially numbered pages

                                                                       FORM 10-Q
                                                              THIRD QUARTER 1999

                             DIAMOND EQUITIES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

       Balance Sheets - March 31, 1999 and June 30, 1998.................   3-4

       Statements of Operations for the Three and Nine Months
       Ended March 31, 1999 and 1998.....................................     5

       Statement of Cash Flows - for the Nine Months
       Ended March 31, 1999 and 1998.....................................   6-7

       Notes to Financial Statements.....................................     8

       Management's Discussion and Analysis of Financial Condition
       and Results of Operations.........................................     9

PART II. OTHER INFORMATION

       Item 3(b)Defaults Upon Senior Securities..........................    10

                             DIAMOND EQUITIES, INC.
                                 Balance Sheets

                                     ASSETS


                                                      March 31,        June 30,
                                                        1999            1998
                                                     ----------      ----------
                                                     (Unaudited)      (Audited)
CURRENT ASSETS
  Cash                                               $   97,532      $  600,231
  Certificates of Deposit                               262,873         505,404
  Receivables
  Trade accounts, net of allowance for doubtful
   accounts of $35,588 at March 31, 1999 and
   June 30, 1998                                        319,873          10,560
  Inventory                                             147,042           5,400
  Prepaid expenses                                        1,783           5,111
  Note Receivable-current portion                       208,750          35,750
                                                     ----------      ----------

      Total Current Assets                            1,037,853       1,162,456
                                                     ----------      ----------

PROPERTY AND EQUIPMENT                                  955,781         197,162
                                                     ----------      ----------

OTHER ASSETS
  Notes Receivable-noncurrent portion                   243,388         405,625
  Deposits                                                1,000              --
  Investments                                             5,000          66,000
                                                     ----------      ----------

      Total Other Assets                                249,388         471,625
                                                     ----------      ----------

                                                     $2,243,022      $1,831,243
                                                     ==========      ==========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,          June 30,
                                                     1999               1998
                                                  -----------       -----------
CURRENT LIABILITIES
  Accounts payable                                $   371,735       $   111,234
  Accrued expenses                                     13,138             8,473
  Line of Credit                                      195,000           250,200
  Current Portion Long Term Debt                      264,390            21,362
  Accrued preferred dividends                         194,023           194,023
                                                  -----------       -----------

      Total Current Liabilities                     1,038,286           585,292
                                                  -----------       -----------
LONG-TERM LIABILITIES
  Captial Lease obligations                           134,202            10,150
  Notes payable                                       414,742                --
  Current Portions Long-term Debt                   (264,390)               --
                                                  -----------       -----------

      Total Long-Term Liabilities                     284,554            10,150
                                                  -----------       -----------

      Total Liabilities                             1,322,840           595,442
                                                  -----------       -----------

MINORITY INTEREST                                      52,362            66,975
                                                  -----------       -----------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par, 6%
    cumulative, non-voting, class A; 10,000
    shares authorized; 0 and 727 shares issued
    and outstanding                                        --         1,817,591
  Convertible preferred stock, non-voting,
    non-cumulative class B; 20,000 shares
    authorized; 18,000 shares issued and
    outstanding                                     1,787,298                --
  Common stock, $.001 par value; 50,000,000
    shares authorized; 4,966,099 shares
    issued and outstanding                              4,966             4,666
  Additional paid--in capital                       2,612,275         2,582,282
  Accumulated deficit                              (3,536,719)       (3,235,713)
                                                  -----------       -----------

      Total Stockholders' Equity                      867,820         1,168,826
                                                  -----------       -----------

                                                  $ 2,243,022       $ 1,831,243
                                                  ===========       ===========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Operations
                                   (Unaudited)

                                                For the Three Months          For the Nine Months
                                                  Ended March 31,                Ended March 31,
                                             --------------------------    --------------------------
                                                 1999           1998           1999           1998
                                             -----------    -----------    -----------    -----------
Net sales                                    $   396,170    $        --    $ 1,099,474    $        --

Less cost of sales                               137,286             --        457,938             --
                                             -----------    -----------    -----------    -----------

Gross profit                                     258,885             --        641,536             --

Selling, general and administrative
  expenses                                       254,945         83,625        938,338        292,080
                                             -----------    -----------    -----------    -----------

Operating income or (loss)                         3,940        (83,625)      (296,802)      (292,080)
                                             -----------    -----------    -----------    -----------

Other income and (expenses), net                 (11,795)        11,925        (18,871)        44,849
Income (loss) from Discontinued Operations            --             --                       (33,196)
Minority Interest                                (14,391)                       14,295
Gain on sale of assets                             1,000             --          1,000             --
                                             -----------    -----------    -----------    -----------

Net income (loss) before income taxes            (21,246)       (71,700)      (300,378)      (280,427)

Provision for income taxes                            --             --             --             --
                                             -----------    -----------    -----------    -----------
Net income or (loss) before preferred
  dividends                                      (21,246)       (71,700)      (300,378)      (280,427)

Preferred dividends                                  153             --            153             --
                                             -----------    -----------    -----------    -----------

Net loss attributed to common stock          $   (21,399)   $   (71,700)   $  (300,531)   $  (280,427)
                                             ===========    ===========    ===========    ===========

Net income or (loss) per share               $      (.00)   $      (.02)   $      (.06)   $      (.06)
                                             ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding            4,766,099      4,666,099      4,766,099      4,666,099
                                             ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                       For the Nine Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1999            1998
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               (300,531)     $(280,427)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Minority Interest                                      128,072             --
  Depreciation and amortization                           19,714          4,443

 Changes in operating assets and liabilities
  (Increase) decrease in
   Receivables-- trade and other                         (84,400)       (13,396)
   Inventory                                             (58,074)            --
   Prepaid expenses and other                              3,328         (1,000)
   Increase (decrease) in
   Accounts payable                                       83,642           (566)
   Accrued liabilities                                     4,665       (143,074)
                                                       ---------      ---------

      Net Cash Used in Operating Activities             (203,584)      (434,020)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (12,867)        (8,345)
 Proceeds from sale of assets                             50,759             --
 Cash paid for investments                              (375,000)        (5,000)
 Cash paid for notes receivable                               --        (15,750)
 Cash received from CDS                                  256,955             --
 Cash paid for CDs                                            --       (250,000)
                                                       ---------      ---------

      Net Cash Used by Investing Activities            $ (80,153)     $(279,095)
                                                       ---------      ---------

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1999           1998
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash advanced from Lines of Credit                    $  40,000     $       --
 Principal payments on notes payable                    (163,609)            --
 Cash paid on Line of Credit                             (95,200)            --
 Dividends paid                                             (153)            --
                                                       ---------     ----------
      Net Cash Provided (Used) by Financing
        Activities                                      (218,962)            --
                                                       ---------     ----------
INCREASE (DECREASE) IN CASH                             (502,699)      (713,115)

CASH, BEGINNING OF PERIOD                                600,231      1,586,983
                                                       ---------     ----------

CASH, END OF PERIOD                                    $  97,532     $  873,868
                                                       =========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid for income taxes                            $      --     $       --
                                                       =========     ==========
 Cash paid for interest                                $  40,569     $      915
                                                       =========     ==========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                                 March 31, 1999

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1998.

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

                             Diamond Equities, Inc.
                                 March 31, 1999


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

Cash and cash equivalents totaled $97,532 at March 31, 1999 compared to $600,231 at June 30, 1998. The decrease in cash was due primarily to the acquisition of Accurate wherein $375,000 was disbursed. The Company also used approximately $200,000 in operations and $250,000 in payments on debt. During the past nine months the Company has withdrawn $40,000 on its line of credit, and cashed a certificate of deposit of $262,000. The Company's current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt. The Company also has a balloon payment of $145,000 currently due from the acquisition of Accurate. The Company has one Certificate of Deposit totaling $262,000 securing a line of credit. There is $67,000 available to borrow on the line of credit at March 31 1999. The CD has not been included in the cash balances disclosed above.

In February 1999, the Company reached a settlement with Tru-Tel Communications on the delinquent note receivable held by the Company. The settlement provides for $100,000 to be paid in April 1999, and monthly installments to begin in July 1999 of approximately $7,900 for 48 months. This will assist the Company with its current and future cash requirements.

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

The Company's principal commitments at March 31, 1999 consist of obligations under capital leases, operating leases for facilities and commitments incurred in connection with the acquisition of Accurate.

                             Diamond Equities, Inc.
                                 March 31, 1999


RESULTS OF OPERATIONS

The Company generated revenues from the new operations of $1,099,474 with cost of sales of $457,938, and a gross profit of $641,536 for the nine months ended March 31, 1999. The Company's gross margin for the nine months was 58%. Because there were no operations during fiscal 1998, there are no comparatives in this area.

Selling, general and administrative expenses were $254,945 for the third quarter 1999, an increase of $171,320 over the same period last year. The increase is primarily due the change in operations.

Management anticipates that general selling and administrative expenses will continue to remain constant or decrease slightly due to the fine tuning of operations.

The Company incurred a loss of (21,246) for the third quarter 1999 as compared to $(71,700) for the third quarter 1998. The decrease is due to the new operations generating revenue while the 1998 fiscal year had no revenue sources other than interest income.

There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

The Company's plan for 1999 is to fine tune and expand the operations of Precision Plastics to make it a profitable subsidiary. Management is currently reviewing several potential acquisition candidates in the plastics industry, and hopes to secure the third operation in the near future. The Company is also reviewing various start up proprietary products to acquire as a division of the plastics molding Company. The Company will assist in bringing the products to market as well as doing the plastic molding for the products.

Effective April 1999, the Company acquired Go Profit.com, Inc., an internet company developing a worldwide financial search engine. The Company will continue to develop its internet technology in hopes of generating revenue from this source in the near future. The Company will assist Go Profit in becoming a publicly traded company in the current calendar year, wherein it will be able to raise the additional funds necessary to further develop its product. The Company issued preferred stock in exchange for all issued and outstanding stock of Go Profit in April of 1999.

PART II OTHER INFORMATION

ITEM 3(b) DEFAULTS UPON SENIOR SECURITIES

The Company is 39 months in arrears ($194,023) as of May 14, 1999, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. The class A Preferred shares have been replaced by Class B shares, however accrued preferred dividends have not yet been paid. No demand has yet been made on the Company by the Preferred shareholders.

                             Diamond Equities, Inc.
                                 March 31, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999


                                         Diamond Equities, Inc.


                                         By: /s/ David Westfere
                                            --------------------------------
                                                 David Westfere, CEO and
                                                 Principal Financial Officer