Form 10KSB40
period 1999-06-30
DIAMOND EQUITIES INC
filed 1999-10-13
CIK 923150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from: ____________ to: ____________

                         Commission File Number. 0 27138

                             DIAMOND EQUITIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Nevada                                     88-0232816
    ------------------------------             ---------------------------------
    State or Other Jurisdiction of             (IRS Employer Identification No.)
     Incorporation or Organization

 216 S. Alma School Road, Mesa, Arizona                     85210
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (602) 462-5900
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                Class A Warrants
                                Class B Warrants

     Check whether the issuer: (1) filed all Reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the year ended June 30, 1999, were $1,368,510.

     The market price of the voting stock held by non-affiliates (approximately 1,332,417 shares as of September 7, 1998) based upon the average of the bid and asked prices of such stock as of September 7, 1998, as reported on the Electronic Bulletin Board, was $2.25.

     The number of shares of Common Stock of the issuer outstanding as of September 23, 1998, was 7,266,099.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      Documents incorporated by Reference:

     Incorporated by reference to this annual report are Forms 8-K filed by the Registrant on March 3, 1999 and April 20, 1999, respectively, which disclose the acquisition of a company engaged in the internet commerce industry.

                                TABLE OF CONTENTS


PART I                                                                  Page No.
                                                                        --------
Item 1.  Description of Business .........................................   3
Item 2.  Description of Property .........................................  10
Item 3.  Legal Proceedings ...............................................  10
Item 4.  Submission of Matters to a Vote of Security Holders .............  11


PART II

Item 5.  Market Price of and Dividends on the Registrant's Common
         Equity and Other Stockholder Matters ............................  11
Item 6.  Management's Discussion and Analysis or Plan of Operation .......  12
Item 7.  Financial Statements ............................................  14
Item 8.  Changes in and Disagreements With Accountants ...................  14

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons ....  14
Item 10. Executive Compensation ..........................................  15
Item 11. Security Ownership of Certain Beneficial Owners and Management...  15
Item 12. Certain Relationships and Related Transactions ..................  16
Item 13. Exhibits List and Reports on Form 8-K ...........................  17

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

     The Asset Purchase Agreement prohibited the Company from engaging in, either directly or indirectly, in any business which operates public or private pay phones within the State of Arizona. In addition, the Company may not install or maintain any phone equipment, or provide related services, for any party to its existing contracts, which were sold to Tru-Tel.

     In early 1997, Tru-Tel defaulted on the Tru-Tel Note and on March 18, 1997, the Company filed suit. On March 24, 1999, the parties settled the suit, with Tru-Tel's promise to pay the Company a total of Four Hundred Thousand Dollars
($450,000), payable with a cash payment of One Hundred Thousand Dollars ($100,000) and the balance in quarterly installments, secured by another Promissory Note. (See Item 3, "Legal Proceedings")

     Subsequent to the Asset Sale, the Company was essentially a "blank check" company, with cash and a promissory note as it's primary assets. It has since acquired businesses in the plastics manufacturing industry and in the Internet industry. These acquisitions and operations are discussed in detail below.

PLASTICS INDUSTRY ACQUISTION. In November, 1997, the Company established a subsidiary, Precision Plastics Molding, Inc. ("Precision" or the "Subsidiary"), a Nevada corporation, and on June 15, 1998 the Company and Precision purchased the assets of Premier Plastics Corporation, a Tempe, Arizona private corporation engaged in the plastic injection molding business. Consideration of $80,000 in cash was paid along with the assumption of various notes and payables in the amount of approximately $40,000. In addition, the selling shareholder of Premier received 300,000 shares of common stock of the Subsidiary valued at $0.25 per share. Prior to this acquisition, the Subsidiary had no assets. The purchase price was determined by negotiations between the parties. The cash paid was from the Registrant's own funds. There was no prior relationship between Premier and its sole shareholder and the officers and directors of the Registrant or its Subsidiary.

     On July 15, 1998, the Company and Precision closed a transaction involving the purchase of substantially all the assets of Accurate Thermoplastics, Inc. ("Accurate") an Arizona private corporation engaged in the plastic injection molding business. The assets purchased included equipment, inventories, contract rights, customer lists, know-how, drawings, specifications and intellectual property. The sole shareholder of Accurate, Roy L. Thompson, was engaged to serve as a consultant to Precision. The business of Accurate will be continued under the name Precision Plastics, Inc. Precision acquired the assets of Accurate for payment of Five Hundred Sixty Thousand Dollars ($560,000) consisting of cash and a promissory note, and in consideration for the assumption by Precision of certain liabilities of Accurate. The purchase price paid by Precision was determined by negotiations between the parties. The cash paid was from funds paid to Precision by the Registrant for 2,000,000 shares of Precision's common stock 68.9% of the outstanding common stock of Precision. There was and is no other relationship between Accurate and its sole shareholder and the officers and directors of the Registrant or Precision.

     On July 9, 1999, Accurate filed suit against the Company alleging breach of contract by failure to perform certain provisions of the asset purchase agreement, seeking unspecified damages. (See Item 3, "Legal Proceedings")

     CURRENT PLASTICS MANUFACTURING OPERATIONS AND BUSINESS. The Company, through, Precision, is actively engaged in the plastics injection molding business. The operations of Premier have been combined with those of Accurate, with both acquisitions now operating under the name of Precision Plastics Molding, Inc., and all operations are conducted at the former Accurate facility at 216 S. Alma School Rd., Mesa, AZ. The following is a brief discussion of the business conducted by Precision / the Company.

     BUSINESS. The business of Precision is to produce a plastic product from the customer's designs. A customer could either provide their own molds or have Precision build a mold in its facility. When a mold is completed Precision then manufactures as many or as few products as the customers desire. Most products require more than just one molded part. In most cases several parts are molded and then assembled. Precision does not always mold all of the parts for assembly nor does Precision normally do the assembly.

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

     CUSTOMERS/SUPPLIERS. Precision currently makes products for approximately fifteen (15) different customers. The major customers are Ryobi, Axxes and Amsafe. Management estimates that their business makes up at least seventy five percent (75%) of Precision's sales. Precision works with thirty (30) different suppliers of different products consumed in manufacturing products such as boxes and plastic resin. Precision's main suppliers of plastic are Ferro Corp, GE Plastics, Polymerland, and Plastics General Polymers.

     SALES. Precision has, as of September 1, 1999, a sales backlog of 2 days and has the raw materials to run production for these sales. The Company no longer has a tooling department, and now uses subcontractors for such services. It has no order backlog.

INTERNET BUSINESS ACQUISITION. GoProfit.Com, Inc. on April 5, 1999, the Company entered into a Stock Purchase Agreement with GoProfit.Com, Inc., a Nevada Corporation. Under the Stock Purchase Agreement, the shareholders of GoProfit acquired six hundred thousand (600,000) shares of voting, restricted common stock of the Company in exchange for approximately ninety eight percent (98%) of the outstanding common stock of GoProfit, or 2,400,000 shares, based on the then 2,450,000 shares outstanding, as represented by GoProfit. The Agreement recognized that GoProfit had issued options to its employees and others representing seven hundred thirty five thousand (735,000) shares of common stock. In addition, the GoProfit Board Members had options for 6,000,000 shares. If all options were exercised, the percent of ownership in GoProfit by the Company would be significantly reduced to that of a minority shareholder.

     BUSINESS. GoProfit.com, Inc. ("GoProfit") was incorporated under the laws of the State of Nevada on March 3, 1999. The Company was formed to design and build a world wide financial search engine for the Internet. Through the licensing and repackaging of proprietary technology from leading Internet purveyors of content, GoProfit.com desires to gain instant user credibility while achieving its own branded identity. At the same time, GoProfit management is working toward developing innovative technologies designed so that GoProfit becomes a "next-generation" search engine/Internet portal.

     An Internet portal is a service-oriented website that offers a wide range of products and services to its users and customers. Large Internet search engines such as "Yahoo", "Excite", and "Lycos" are considered Internet portals. Essentially, search engines and portals have become mutually inclusive, in that all top portal sites have some sort of search engine application. Most portals now offer Web based e-mail services and e-Commerce shopping, as well. Categorically speaking, portal sites are the most visited sites on the Internet, therefore generating the highest advertising revenues. This year, portals are expected to attract 15 percent of the Web traffic and an astounding 59 percent, or $520 million of online advertising dollars, according to Forrester Research, a trade publication.

     GoProfit has no operating history or revenues, must be considered entirely promotional and is in it's early development stages. As GoProfit faces all the risks inherent in any new business, including competition, the absence of both an operating history and profitability and the need for additional working capital. The likelihood of the success of GoProfit must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

     BUSINESS STRATEGY. GoProfit is setting out to provide world-wide financial information to the world, in all of the major languages. GoProfit hopes to help break down cultural barriers that exist within the world's financial markets. GoProfit is dedicated to providing the world-wide financial community with equal access to a wide range of financial information on a timely basis.

     GoProfit intends to make financial exchanges throughout the world seem more real by providing market data feeds. Users searching the GoProfit portal Web site will be able to access delayed quotes for markets located in the Americas, Europe, Africa, Asia and the Pacific Rim. GoProfit will be able to will function as a clearinghouse for delayed quotes, enabling users to track securities trading throughout the world.

     Along with an English Language site, GoProfit intends to mirror its site to accommodate the following languages: (i) Chinese, (ii) French, (iii) German,
(iv) Japanese, and (v) Spanish, Each site's Reuters news and information feeds would apply specifically to the culture each mirror site services (see discussion below regarding Reuters). All mirror sites are planned to receive world-wide market quotes in their primary language. For example, an investor in Japan would be able to follow United States securities in Japanese; an investor in France would be able to follow securities traded on the Hang Seng in Hong Kong in French.

     GoProfit intends to provide full quote services for most of the established stock exchanges in the world.

STRATEGIC PARTNERSHIP AND LICENSING AGREEMENTS.

     GoProfit has entered into  negotiations with Inktomi  Corporation  (NASDAQ:
INKT) to create a proprietary financial search engine and a proprietary directory service. Inktomi is considered by many Internet experts to be the search engine technology on which to build a proprietary search application. The GoProfit creative and technical personnel will work with Inktomi technical support personnel to develop a unique branded look and feel for the GoProfit engine's "Front-End", using Inktomi Data Protocol, to the Inktomi hosted "Back End". The Inktomi's "Back End" clusters resolve the query and deliver the search results to GoProfit's "Front-End" where Internet users interact with the data.

     GoProfit has entered negotiations with Pair Networks, Inc. (reported to be the Internet's largest privately held company) to provide all of the essential services to host the "Front End" of the GoProfit Web site. pair Networks maintains world class Web hosting facilities under its exclusive control. Pair Networks, Inc. does not provide Web design, marketing, consulting or other value added services. Instead, it focuses only on Web hosting.

     GoProfit has also entered into negotiations with Reuters (NASDAQ: RTRSY) to provide news service feeds, as well as proprietary financial analytical tools. Reuters would provide GoProfit with delayed quotes from 23 major markets throughout the world. Reuter's proprietary investment tools include news, charts, research, intraday charting, price history, company profiles, daily overviews, options, option chains, income statements, annual balance sheets, quarterly balance sheets, cash flow statements, analysts' reports, earnings estimates, price/earnings ratios, etc.

     Reuters is reported to be the worlds largest news and television agency with 2,035 journalists, photographers and camera operators in 169 bureaus serving 163 countries. News is gathered and edited for both business and media clients in 25 languages. Approximately 10,000 stories made up of 1.5 to 2 million words are published daily. Some 290 subscribers, plus their networks and affiliates in 93 countries, use Reuters television news coverage. Reuters provides news and information to over 140 Internet sites and reaches an estimated 10.9 million viewers per month, generating approximately 100 million page views via the four major portal sites: Yahoo!, Lycos, Excite and Infoseek.

     GoProfit recognizes the symbiotic relationship between search keywords and relevant news stories. The keyword search "online brokers" in French, for example, will not only return a listing of broker/dealers who offer trading online, but also French-language Reuters news stories that relate to online trading. GoProfit's strategic partner, Market Guide, provides market data for over 12,000 United States publicly traded companies. Market Guide is considered the most comprehensive financial information source within the United States financial industry. GoProfit continuously updates its research and new companies are frequently added to the data base. GoProfit intends to organize Market Guide's financial information to enable Internet users to search for a company by ticker symbol or company name, to search for a company based on market sector or industry classification, to search for stocks, industries and market sectors that have had the greatest percentage change in price or to search for companies meeting a specific investment criteria determined by an Internet user. GoProfit has purchased an off-the-shelf Web-based e-mail package which will be hosted on pair Networks and administered by GoProfit programmers. GoProfit web designers have customized the look and functionality of these programs in order to brand GoProfit's e-mail service.

     CONTROL OF GO PROFIT. In view of the options to acquire 6,000,000 shares of common stock of GoProfit held by the independent Board of Directors of GoProfit, it is very possible the Company will become a minority shareholder of GoProfit. This would mean that the Company would not be in control of GoProfit, and that its equity interest in GoProfit would not have a significant impact on the financial condition of the Company.

                      OPERATIONS OF DIAMOND EQUITIES, INC.

     CORPORATE OPPORTUNITIES. The Company intends to continue to seek corporate opportunities which it finds or which are presented to it by third parties. The Company's principal business objective is to seek long-term growth potential in a business venture rather than to seek immediate, short-term earnings. The Company does not restrict its search to any specific business, industry or geographical location.

     The Company is presently able to participate only in a limited number of business ventures, due primarily to the Company's limited capital. Lack of additional diversification is a risk in investing in the Company because it may limit the ability of the Company to offset potential losses from one venture against gains from another and will expose the Company to the cyclically and other risks of any business in which it invests.

     The Company has been seeking and engaging in business opportunities in firms which have recently commenced operations, or are developing companies in need of additional funds for expansion into new products or markets, or are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In some instances, a business opportunity may involve the acquisition of, or merger with a corporation which does not need substantial additional cash but which desires to be part of a company with an established public trading market for its common stock. The Company may purchase assets and establish wholly- or majority-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate may be complex, such as that of its recent acquisition of GoProfit.com, Inc. However, because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, the Company believes that there are other companies seeking even the limited additional capital which the Company has and/or the benefits of a publicly-traded corporation. The perceived benefits of a publicly-traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, estate planning and other factors. Business opportunities may occur in many different industries and at various stages of development, all of which can make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has limited capital with which to provide the owners of business opportunities with any substantial cash. However, the Company plans to offer owners of business opportunities the possibility of acquiring equity interests in a public company at substantially less cost than is required, for example, to conduct an initial public offering. The owners of the business opportunities could, however, incur significant post-merger or acquisition registration costs if they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing registration statements and related reports and documents if required, Forms 8-K, acquisition and other agreements.

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

     Decisions regarding future acquisitions will be made by management of the Company, which will in all probability act without the consent, vote or approval of the Company's shareholders. The Company presently has no other agreements, understandings or arrangements to acquire or participate in any specific business opportunity.

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

     Any venture in which the Company participates presents certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company must, therefore, depend on the ability of management to identify and evaluate such risks. Certain opportunities available to the Company may have been unable to develop a going concern or may be in development stage in that they have not generated significant revenues from their principal business activities prior to the Company's participation. In such cases, the combined enterprises may not become going concerns or advance beyond the development stage even after the Company's participation in the activity and the related expenditure of the Company's findings. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Further, market and industry conditions are subject to change. Such risks have been and will be assumed by the Company and, therefore, its shareholders.

     The Company does not restrict its search to any specific kind of firms, but may acquire a venture which is in any stage of its corporate life, including, but not limited to, companies in the development stage and those already in operation. It is impossible to predict at this time the status or maturity of any business in which the Company may further become engaged through acquisition or otherwise. The results of the Company's past acquisitions are reflected in the Company's combined financial statements and in Item 6, "Management's Discussion and Analysis or Plan of Operation).

     FUTURE ACQUISITIONS. In acquiring a particular business, the Company may become party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase the stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

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

     It is probable that the Company will not have sufficient working capital to undertake any significant development, marketing, or manufacturing for any company which may be acquired. Accordingly, following the acquisition of any such company, the Company may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired company. There can be no assurance that the Company will be able to obtain additional financing or to interest third parties in providing funding for the further development of any companies acquired.

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

     COMPETITION. In terms of making other acquisitions, the Company is a minor participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors in making desirable acquisitions. Also, the Company may be competing with other small, blind-pool, public companies located in the Southwest and elsewhere.

     REGULATION. The Company might, in certain circumstances, be deemed to be an investment company under the provisions of Section 3(a)(3) of the 1940 Act, which could have substantial adverse impact on its operations. This could occur if a significant proportion of its working capital were invested in short-term debt instruments for longer than a one-year period and the Company had no significant operations. The Company has, and intends to take all reasonable steps to avoid such classification in the future.

     Mergers or acquisitions of the Company are structured in such a manner as to minimize federal and state tax consequences to the Company and the target company. Management of the Company also reviews any mergers or acquisitions in an effort to minimize the possibility that any merger or acquisition will be classified as a taxable event by the Internal Revenue Service.

     EMPLOYEES. The Company presently has two (2) employees, all engaged in management and administrative functions. The Company also engages, from time to time, services of outside consultants to assist it in evaluation of prospective target companies. The Company may allocate a minor portion of its working capital for part-time secretarial services required by the Company.

     The Company's subsidiary, Precision, has ten (10) non-union employees and six (6) machinists. One (1) is a shift supervisor, one (1) is a quality assurance inspectors, one (1) handles shipping and receiving, and one (1) is engaged in office and clerical duties.

     The Company's other subsidiary, GoProfit.com, Inc. presently has four (4) employees, including its management personnel. It anticipates hiring additional employees when capital is available.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company presently operates in the offices of its subsidiary, Precision, which leases 15,000 square feet of space at 216 South Alma School Road, Mesa, Arizona 85210, of which 13,000 square feet are used for production and 2,000 square feet for offices. The space is rented at $6,750 per month.

     The offices of GoProfit.com, Inc., the Company's other subsidiary, are located at 10490 Wilshire Blvd, Suite 1605, Las Angeles, CA, 90024. GoProfit pays $2,250 per month rental and has made a $4,500 lease deposit. The lease expires March 31, 2001.

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

     On November 6, 1996, a true bill was returned by a Grand Jury in the United States District Court in Nevada against certain former directors and officers of the Company and other non-affiliated individuals, who were accused of racketeering, RICO violations, securities fraud and wire fraud. All of the charges against the former directors and officers arose out of alleged activities the individuals undertook while serving as directors and officers of the Company. The Company is not a party of and was not named as a defendant in the indictments. However, because the indictments relate to activities alleged to have been perpetrated by then officers and directors of the Company, there can be no assurance that the indictments ultimately will not have a material adverse effect on the Company.

     The persons named in the indictments as disclosed in prior 10-KSB filings, are no longer officers, directors or control persons of the Company.

     The government informed the Company on August 21, 1996 that Mr. and Mrs. Westfere, the Company's then current Chief Executive Officer and
Secretary/Treasurer, were neither subjects or targets of the grand jury investigation, and the government did not contact any other then current officers or employees concerning the investigation. The government has never informed the Company as to the relief, if any, to be sought. The Company complied with the subpoena DUCES TECUM (to produce Company records and documents) it received and cooperated with the government's investigation. The Company is presently unable to assess the potential liability, if any, to the Company as a result of activities which are the subject of the above investigation. There has been no final resolution of this matter as of the date of this filing.

     BREACH OF CONTRACT LITIGATION. In connection with the sale of its pay-telephone operations, the Company received a promissory note in the principal sum of $811,250. Monthly payments of $14,000 on the note were to commence on February 15, 1997. No payments on the note have been received. In March, 1999, a complaint for breach of contract was filed with the Eighth Judicial District Court of Clark County, Nevada. The complaint alleges of an anticipatory breach by the defendant, Tru-Tel Communications, LLC, issuer of the promissory note. The complaint also names as party defendants, the principals of Tru-Tel Communications, LLC and Finova Capital Corporation (provider of the financing used to purchase the assets.)

     The lawsuit was settled pursuant to a Settlement and Release Agreement on or about March 23, 1999, filed with the Court, wherein Tru-Tel and the other named defendants (Finova was dismissed) agreed to pay Four Hundred Fifty Thousand Dollars ($450,000), of which One Hundred Thousand was paid in April, 1999, and the balance is payable quarterly in payments of $21,874.98. Tru-Tel has since filed for bankruptcy, and it may be likely that the Company may not receive the full payment settled upon.

     INVESTIGATION OF SHAREHOLDER. The State of Florida's Department of Banking and Finance is currently reviewing the ownership of securities of the Company by Derby Holdings Group, Ltd. (See Items 5 and 11). The review is confidential and is not construed as an indication of a violation on the part of the Company or any other person or entity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fiscal year ended June 30, 1998, to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently traded in the over-the-counter market and is quoted by the National Quotation Bureau as a non-NASDAQ OTC security. According to information provided to the Company, during the fiscal year ended June 30, 1999, 21,455,700 shares of the Company's Common Stock were traded on the Bulletin Board. Nonetheless, the Company therefore believes that there is no well established public trading market for the Company's Common Stock. The Company also believes that there are only five market makers which currently make a market in the Company's Common Stock. These quotations reflect inter-dealer reported bid prices, and may or may not necessarily represent actual transactions.

                                           Quarter         High          Low
                                           -------        ------       -------
     FISCAL YEAR ENDED                      First        $ .1875       $0.50
       JUNE 30, 1998                       Second        $  0.16       $0.0625
                                            Third        $  0.08       $0.0325
                                           Fourth        $  0.51       $0.0325

     FISCAL YEAR ENDED                      First        $  0.55       $0.045
       JUNE 30, 1999                       Second        $  0.22       $ 0.06
                                            Third        $  1.50       $ 0.07
                                           Fourth        $6.03125      $ 0.75

     As of September 30, 1999, there were approximately 702 holders of record of the Company's Common Stock as reported to the Company by its transfer agent.

     No cash dividends have been declared or paid to date on the Company's Common Stock.

RELATED STOCKHOLDER MATTERS.

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

     The following is a summary of securities transactions which took place during 1999, involving the Company and certain of the above shareholders, which may be considered affiliates.

     Of the eighteen thousand (18,000) shares of Series B convertible preferred stock held by Dingaan Holdings, SA ("Dingaan"), an affiliate. Dingaan transferred two thousand seven hundred (2,700) shares to Derby Holdings Group, Limited ("Derby"). Subsequently, Derby advised the Company that it was authorized by Dingaan Holdings, S.A. ("Dingaan") to convert shares of the Company's Class B Preferred Stock held by Dingaan to common stock of the Company, the certificates for which to be issued to Derby.

     From March 9, 1999 to July 12, 1999, such transactions were made, and Derby was issued a total of Two Million Seven Hundred Thousand (2,700,000) shares of the Company's common stock.

     The Company issued one hundred (100) shares of Series B Convertible Preferred Stock to Hanes Development, Ltd., a British Virgin Islands corporation, in connection with the Company's acquisition of GoProfit.Com, Inc. The Company also issued six hundred thousand (600,000) shares of restricted common stock to principals of GoProfit.Com, Inc., in connection with the GoProfit.Com, Inc. acquisition.

     On March 9, 1999, the Company sold in a private transaction, fifty (50) shares of its Class A 6% Preferred Stock to Derby Holdings Groups, Limited, ("Derby"), at a price of One Thousand Dollars, ($1,000) each, for a total purchase price of $50,000. Also, on June 11, 1999 the Company sold an additional 200 shares of its Class A 6% Preferred Stock, at a price of One Thousand Dollars ($1,000) per share, for a total purchase price of Two Hundred Thousand Dollars ($200,000).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1999 AND 1998.

     On November 15, 1996, the Company sold its payphone base and all related equipment, contracts, automobiles and nearly all furniture &fixtures to Tru-Tel Communications, L.L.C. for $1,711,250 in cash and a note receivable of $811,250. The Company assigned the office and warehouse lease to the buyer and moved its operations to another location in Tempe, Arizona. Since November, 1996, the Company has been winding down operations relative to the payphone business and has been involved in searching for new business ventures through June 15, 1998 when it acquired Premier Plastics, Inc. a plastic injection molding business in Tempe, Arizona. In July 1998 the Company acquired the assets and operations of Accurate Thermoplastics, Inc., a plastics injection molding company in Mesa, Arizona. In April 1999, the Company acquired all of the common stock of GoProfit.com, Inc., a development stage company in the process of developing an internet web site and financial search engine. Because the Company had only minimal operations in the plastics industry in fiscal year 1998, the results of operations will differ from that of fiscal year 1999, which includes the operating activity of both plastics companies for a full year and GoProfit.com expenses from April through June 1999.

     The Company had a net loss of ($626,210) in the fiscal year ended June 30, 1999 as compared to a net loss of ($769,923) in the fiscal year ended June 30, 1998. The difference in net loss in the year ended June 30, 1999 versus 1998 is largely due to the change in operations to the plastics industry. The net loss from continuing operations for the fiscal year 1999 was ($751,422), as compared to ($739,624) for the fiscal 1998. Though the difference isn't significant in the aggregate, there were material changes in operating activities. Diamond, the parent company, has losses of ($296,751), a $40,000 improvement from last year when eliminating the $400,000 bad debt on the Tru-Tel note. Precision Plastics had losses of ($240,340) in 1999 verses a slight loss in 1998 from the two weeks of operations. GoProfit had losses from operations in the amount of ($214,331), for the three months of operations included in the consolidated company.

     Interest income decreased to $35,919 in fiscal 1999 as compared to $53,179 in the fiscal year ended June 30, 1998, due to diminishing cash balances. The Plastics operations generated revenues of $1,367,610 during 1999 as compared to 0 for fiscal 1998.

     The Company's selling, general and administrative expenses increased by 255% to $904,706 for the fiscal year 1999 as compared to $355,100 for the fiscal year ended June 30, 1998. The increase is due to the change of operations to three independent companies versus one in 1998. General and administrative expenses for fiscal 1999 are broken down as follows: Diamond Equities ($291,924), Precision Plastics ($490,641), and GoProfit.com ($122,141), for a total of ($904,706).

     The Company's future result of operations may be materially affected due to the recent acquisition into the internet industry. The plastics operations will continue at operate at approximately the same level in fiscal 2000. The Company anticipates that in the fiscal year ending June 30, 2000, that the operations in the plastics industry will be expanded with additional acquisitions and growth.

     THE FOREGOING IS A FORWARD-LOOKING STATEMENT WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBORS CREATED THEREBY. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING
FACTORS: LOSSES DUE TO AN UNPROFITABLE NEW LINE OF BUSINESS; THE CONTINUED EMPLOYMENT OF KEY MANAGEMENT; A CHANGE IN CONTROL OF THE COMPANY DUE TO THE CONVERSION BY DINGAAN HOLDINGS, S.A. OF ITS SERIES B PREFERRED STOCK OR OTHER EVENTS.

     LIQUIDITY AND CAPITAL RESOURCES. The Company requires capital to support its new operations and general and administrative expenses of the Company in its search for viable acquisitions.

     The Company requires capital to support the injection molding operations and general and administrative expenses of the parent company, as it searches for viable acquisitions, and overseas the investments in its subsidiaries.

     At June 30, 1999, the Company had cash and cash equivalents of $210,035 compared to cash and cash equivalents of $600,231 at June 30, 1998. This decrease of $390,196 resulted from the purchases of property and equipment in the amount of $371,294, the purchase of investments and notes receivable of $656,000 and the use of cash in operations of $525,900. The Company cashed the CD which increased the cash position $500,000. The Company also raised $350,000 from the issuance of it's Series A, 6% cumulative preferred stock.

     The funding sources currently available to the Company include potential public or private offerings and additional issuances of the Series A preferred stock to private investors. The Company has current plans to raise additional funds in its subsidiary Precision Plastics through private placements of its common stock or preferred stock to assist with the capital requirements of additional acquisitions and to consolidate debt. There are however no third party financing arrangements in place at this time. Therefore, the Company's sole source of operating capital for the foreseeable future is likely to be from current cash reserves and collection on the notes receivable.

     Principal uses of working capital will include payment of the Company's general and administrative expenses and the payment of notes associated with the purchase of assets by Precision. There is currently no requirement to pay accrued and unpaid dividends on its previously outstanding shares of Series S 6% Preferred Stock and no dividends are payable on its Series B Preferred Stock. The Company has accrued dividends to the new Series A Preferred shareholders in the amount of $2,751, which were paid subsequent to the year end.

     The Company believes that its existing cash balances and net cash flows from operations (if any) will be sufficient to meet the Company's cash requirements for the next 12 months. However, the foregoing and the Company's ability to operate profitably are subject to material uncertainties. See Item 6 "Results of Operations for the Fiscal Years Ended June 30, 1999 and 1998".

ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements are attached hereto and incorporated herein:

            Heading                                                         Page
            -------                                                         ----
Independent Auditor's Report                                                F-1

Predecessor Independent Auditor Report                                      F-2

Balance Sheets for the Years Ended
June 30, 1998 and 1997                                                      F-3

Statements of Operations for the Years Ended
June 30, 1998 and 1997                                                      F-4

Statements of Stockholder's Equity for the years ended
June 30, 1998, 1997 and 1996                                                F-5

Statements of Cash Flows for the years ended
June 30, 1998, 1997 and 1996                                                F-6

Notes to Financial Statements                                               F-8

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

GENERAL.

     The following information is provided for each of the executive officers and directors of the Company:

     DAVID WESTFERE, 33, has been a Director, President and Chief Executive and Operating Officer of the Company since April 6, 1995, and was General Manager of Operations from January 1991 to April 1995. He also acts as president of Precision Plastics, Inc., a subsidiary of the Company. Mr. Westfere presently works part time for the Company, and is also presently the owner-operator of a towing service company. From 1988 until 1990 he was the route supervisor for the Company's pay telephone operation in Bakersfield, California, and from 1990 until 1991 he was the route supervisor of the Company's pay telephone operation in Phoenix, Arizona. From September 1984 to June 1987 Mr. Westfere attended the University of Akron.

     TODD D. CHISHOLM, 37, has been a Director of the Company since June 27, 1995. From June 1990 until September 1992 he was employed as a staff accountant by Orton & Company, Certified Public Accountants, and from September 1992 until June 1994 he was employed as audit manager by Jones, Jensen, Orton & Company,

Certified Public Accountants. Since June 1994 he has been self-employed as a certified public accountant. Since April 1995 he has also been the vice-president and chief financial officer of The Solarium, Inc., a privately held travel and tanning center. Mr. Chisholm received a bachelor of arts degree in business from the University of Utah. He has been a certified public accountant since 1992.

     The Registrant also employs Mr. Chisholm as it's CFO and Secretary/Treasurer. Mr. Chisholm, performs accounting services for the Registrant for which he is paid a flat fee of $920 per month for compilation and payroll services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement between Mr. Chisholm and the Registrant are at least as favorable as terms that could be obtained with a non-affiliated party.

ITEM 10. EXECUTIVE COMPENSATION.

The following table set forth the aggregate executive compensation earned by or paid to current management of the Company for the fiscal year ended June 30, 1999, 1998 and 1997.

                                           Annual Compensation
                                           -------------------    Other Annual
Name and Principal Positions       Year     Salary      Bonus     Compensation
----------------------------       ----     ------      -----     ------------
David Westfere, President (1)      1999     $38,400    $10,000   $   19,994
                                   1998     $36,800    $ 0.00    $   51,787 (2)
                                   1997     $36,800    $ 0.00    $42,429.81 (3)

Todd D. Chisholm                   1999     $ 0.00    $10,000    $    0.00
                                   1998     $ 0.00    $  0.00    $    0.00
                                   1997     $ 0.00    $  0.00    $    0.00

     (1) The Company did not pay any long-term compensation to Mr. Westfere during the above periods.

     (2) During the fiscal year 1999, the Company paid (i) health insurance premiums of approximately $6,000 and (ii), $33,000 to C&N, Inc., a company controlled by Mr. Westfere, for management services. See "Item 12 -- Certain Relationships and Related Transactions.

     (3) The Company paid health insurance premiums of $5,920 for Mr. Westfere and his family during the fiscal year 1998. The Company also paid a total of $36,000 to C&N, Inc., a company controlled by Mr. Westfere, for management services during such period.

     (4) During the fiscal year 1997, the Company paid health insurance premiums for Mr. Westfere and his family of $6,429.91 and $36,000 to C&N, Inc., a corporation controlled by Mr. Westfere.

     No executive officer of the Company received compensation exceeding $100,000 for the fiscal years ended June 1999, 1998, 1997.

     COMPENSATION OF DIRECTORS. Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. No such fees were paid to the Company's directors for the fiscal year 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning the Common Stock ownership as of June 30, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; (iii) each of the Company's executive officers; and (iv) directors and executive officers of the Company as a group:

       Name and Address of                                 Amount and Nature of
        Beneficial Owner                                    Beneficial Ownership
        ----------------                                    --------------------
       Oak Holdings, Inc.                                       2,500,000 (1)
         Apartado 63685
   Panama, Republic of Panama

           Cede & Co.                                           3,433,162 (2)
          P.O. Box 222
     Bowling Green Station
    New York, New York 10274

        Todd D. Chisholm                                           15,000
        50 West Broadway
           Suite 1130
   Salt Lake City, Utah 84101

         David Westfere                                              -0-
       105 E. Ellis Drive
        Tempe, AZ 85282

Directors and Executive Officers                                   15,000
     as a Group (2 persons)

     (1) These shares are held and of record by Oak Holdings, Inc., Grafton Holdings, S.A. ("Grafton") has indicated that it has direct beneficial ownership of such shares. However, the Company believes that Grafton has indirect ownership of such shares as the sole corporate director of Oak Holdings, Inc.. As the sole corporate director of Oak Holdings, Inc., Grafton has represented to the Company that it is responsible for the management of Oak Holdings, Inc. Mr. Baily has indicated to the Company that he has indirect beneficial ownership of such shares by virtue of being a controlling shareholder of Oak Holdings, Inc. with Pedro Coronado.

     (2) Represents shares held for the benefit of individual shareholders in the "street name" of Cede & Co., an entity which exists to perform that function.

     The above table and footnotes reflects the removal of certain entities which no longer own 5% or more of the outstanding Common Stock.

     As of September 24, 1999, the Company had outstanding 15,300 shares of Series B Preferred Stock, all of which shares were owned of record by Dingaan Holdings, S.A.. and 100 shares held by Hanes Development, Ltd.

     There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company. However, if at any time Dingaan should elect to convert its shares of Series B Preferred Stock into shares of Common Stock, control of the Company would change to that entity upon such conversion.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Chisholm, a director of the Company, performs accounting services for the Company. He is paid a flat fee of $920 per month for compilation and payroll services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement are at least as favorable as the terms that could be obtained with a non-affiliated party.

     CERTAIN TRANSACTIONS. On May 1, 1999, the Company loaned two hundred thousand dollars ($200,000) to C&N, Inc., a company controlled by David Westfere. As consideration for making the loan, C&N, Inc gave up it's rights to payments from the Company to C&N, Inc for it's management services. The loan was fully repaid to the Company on July 15, 1999. The Company has no equity ownership either in C&N, Inc. or in affiliates of C&N, Inc.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a) The following exhibits are furnished with this Report pursuant to Item 601 of Regulation SB-2.

Exhibit No.                  Description of Exhibit                     Page
-----------                  ----------------------                     ----
   3 (i)         Articles of Incorporation as amended                     *

   3 (ii)        Bylaws of the Company, as currently in effect            *

   3 (iii)       Certificate regarding Series A 6% Preferred Stock       ***

   3 (iv)        Certificate of Amendment of Articles of
                 Incorporation, dated June 20, 1997                      ***

   3 (v)         Articles of Incorporation - Precision Plastics
                 Molding, Inc.                                           *3

   3 (vi)        Bylaws - Precision Plastics Molding, Inc.               *3

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

   10.6          Form 12b-25 dated September 27, 1997                  *****

   10.7          Stock Purchase Agreement between Teletek, Inc. and
                 Dingaan Holdings, S.A. dated December 1, 1996
                 (change in control of registrant)                     ******

   10.8          Asset Purchase Agreement between the Company,
                 Precision and Premier Plastics Corp, dated
                 June 15, 1998.                                          *3

   10.9          Asset Purchase Agreement between the Company,
                 Precision and Accurate Thermoplastics, Inc.,
                 dated July 15, 1998                                     *3

   10.10         Preferred Stock Exchange Agreement  Dingaan/DEI         *3

   10.11         Stock Purchase Agreement - GoProfit.Com, Inc.          E-1

   10.12         Correction Agreement - GoProfit.Com, Inc.              E-2

                                                                    Incorporated
   10.13         Form 12b-25 -- Filed 9-28-99                       by reference

    27           Financial Data Schedule

----------
* Incorporated by reference to the exhibits with the Company's registration statement on Form 10-SB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on May 13, 1994.

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

***** Incorporated by reference to the Company's Form 12b-25 dated September 27, 1997.

****** Incorporated by reference to the Company's Report on Form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on March 15, 1997.

*2 Incorporated by reference to the exhibits filed with the Company's 1996 Annual Report on Form 10-KSB (Commission file No. 0-24138) filed with the Securities and Exchange Commission on October 11, 1996.

*3 Incorporated by reference to the exhibits filed with the Company's Form 10-KSB filed with the Commission on September 28, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND EQUITIES, INC.
----------------------
Registrant

By: /s/ David D. Westfere
    ----------------------------
David D. Westfere, President

Date: October 12, 1999

By: /s/ Todd D. Chisholm
    ----------------------------
Todd D. Chisholm, Chief Financial Officer

Date: October 12, 1999

                                   FORM 10-KSB

                             DIAMOND EQUITIES, INC.

                              FINANCIAL STATEMENTS


Independent Auditor's Report...............................................  F-1

Balance Sheets for the Years Ended June 30, 1998 and 1997..................  F-2

Statements of Operations for the Years Ended June 30, 1998 and 1997........  F-5

Statements of Stockholder's Equity for the years ended June 30, 1998, 1997 and 1996...................................................................  F-7

Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996..  F-8

Notes to Financial Statements..............................................  F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Diamond Equities, Inc.:

We have audited the accompanying consolidated balance sheet of Diamond Equities, Inc. and subsidiaries (the "Company"), as of June 30, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Equities, Inc. at June 30, 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


KING, WEBER & ASSOCIATES, P.C.
Tempe, Arizona
September 16, 1999

DIAMOND EQUITIES, INC.

CONSOLIDATED BALANCE SHEET
JUNE 30, 1999
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   210,035
  Accounts receivable (net of allowance of $13,606)                     199,338
  Notes receivable - current portion                                    274,535
  Other receivable                                                      205,000
  Interest receivable                                                    15,939

  Inventories                                                           184,143
  Prepaid expenses                                                       37,744
                                                                    -----------
      Total current assets                                            1,126,734

PROPERTY, MACHINERY AND EQUIPMENT, net                                1,535,717

OTHER ASSETS                                                            147,963

NOTES RECEIVABLE - noncurrent portion                                   224,388
                                                                    -----------
      TOTAL ASSETS                                                  $ 3,034,802
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable                                                  $   330,329
  Accrued liabilities                                                    62,409
  Preferred stock dividends payable                                     196,774
  Customer deposits                                                       8,809
  Capital lease obligations - current portion                            33,435
  Notes payable - current portion                                       165,007
                                                                    -----------
      Total current liabilities                                         796,763

CAPITAL LEASE OBLIGATIONS - LONG-TERM PORTION                             4,378

NOTES PAYABLE - LONG-TERM PORTION                                       114,787
                                                                    -----------
      Total liabilities                                                 915,928
                                                                    -----------
MINORITY INTEREST                                                       241,203
                                                                    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Series A 6%, $0.001 par value, convertible,
    18,000 shares authorized, 350 issued and outstanding,
    liquidation preference of $350,000                                        1
  Preferred Series B, convertible, 18,000 shares authorized,
    15,900 issued and outstanding                                     1,605,540
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 7,366,099 issued and outstanding                          7,366
  Paid in capital                                                     4,130,066
  Accumulated deficit                                                (3,865,302)
                                                                    -----------
      Total stockholders' equity                                      1,877,671
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 3,034,802
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------
                                                        1999           1998
                                                     -----------    -----------
NET SALES                                            $ 1,368,510    $

COST OF SALES                                          1,063,840
                                                     -----------    -----------
        Gross Profit                                     304,670              0
                                                     -----------    -----------
OPERATING EXPENSES
  Salaries expense                                       370,259        117,217
  General and administrative expenses                    534,447        237,883
  Selling expenses                                       103,627
                                                     -----------    -----------
      Total                                            1,008,333        355,100
                                                     -----------    -----------
      Operating loss                                    (703,663)      (355,100)

OTHER (INCOME) AND EXPENSES
  Allowance for note and related account receivable                     441,213
  Interest income                                        (35,919)       (53,179)
  Interest expense                                        63,665          2,849
  Loss on legal settlement                                22,452
  Loss on sale of assets                                  12,861
  Other income                                           (15,300)        (6,359)
                                                     -----------    -----------
      Total other expense                                 47,759        384,524
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST AND EXTRAORDINARY ITEM              (751,422)      (739,624)

MINORITY INTEREST                                         76,588          5,114
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM                                    (674,834)      (734,510)

EXTRAORDINARY ITEM:
  Debt forgiveness income                                 48,624
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS                         (626,210)      (734,510)

DISCONTINUED OPERATIONS
  Loss from discontinued operations                           --        (35,413)
                                                     -----------    -----------
NET LOSS                                             $  (626,210)   $  (769,923)
                                                     ===========    ===========
BASIC NET LOSS PER COMMON SHARE
  Continuing operations before extraordinary item    $     (0.13)   $     (0.16)
  Extraordinary item                                        0.01             --
                                                     -----------    -----------
      Total - continuing operations                        (0.12)         (0.16)
  Discontinued operations                                     --          (0.01)
                                                     -----------    -----------
      Total                                          $     (0.12)   $     (0.17)
                                                     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             5,161,715      4,666,099
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                      PREFERRED STOCK
                                                            ------------------------------------
                                COMMON STOCK                   SERIES A           SERIES B
                             -----------------  ADDITIONAL ---------------  ------------------  ACCUMULATED
                              SHARES    AMOUNT   PAID-IN   SHARES   AMOUNT  SHARES    AMOUNT      DEFICIT      TOTAL
                              ------    ------   -------   ------   ------  ------    ------      -------      -----
BALANCE JULY 1, 1997         4,666,099  $4,666 $ 2,582,282                  18,000  $1,817,591  $(2,465,790) $1,938,749

  Net loss                                                                                         (769,923)   (769,923)
                             ---------  ------ ----------- ------   ------  ------  ----------  -----------  ----------
BALANCE JUNE 30,1998         4,666,099   4,666   2,582,282                  18,000   1,817,591   (3,235,713)  1,168,826

Conversion of Series B       2,100,000   2,100     209,951                  (2,100)   (212,051)                       0

Stock issued for acquisition   600,000     600     359,400                                                      360,000

Issuance of Series A                               349,999    350   $    1                                      350,000

Stock issued by subsidiary                         628,434                                                      628,434

Preferred dividends                                                                                  (3,379)     (3,379)

  Net loss                                                                                         (626,210)   (626,210)
                             ---------  ------ ----------- ------   ------  ------  ----------  -----------  ----------
BALANCE JUNE 30, 1999        7,366,099  $7,366 $ 4,130,066    350   $    1  15,900  $1,605,540  $(3,865,302) $1,877,671
                             =========  ====== =========== ======   ======  ======  ==========  ===========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------
                                                          1999          1998
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (626,210)   $ (769,923)
  Adjustments to reconcile net loss to net cash used
    in operating activities of continuing operations:
    Undistributed minority interest                       (76,588)       (5,114)
    Loss from discontinued operations                                    35,413
    Depreciation and amortization                         220,826         8,458
    Allowance on note and accounts receivable             441,213
    Forgiveness of debt                                   (48,624)
    Loss on disposal of equipment                         (12,861)        1,425
    Loss on legal settlement                               22,452
    Notes receivable forgiven as compensation
      for services                                         20,000
  Changes in assets and liabilities
    (net of acquisitions):
    Accounts receivable                                    37,160        (9,697)
    Interest receivable                                   (14,355)          316
    Inventories                                           (95,175)       (5,400)
    Prepaid expenses                                      (32,633)       (5,111)
    Other assets                                          (24,950)       (6,000)
    Accounts payable                                       42,236        (8,068)
    Accrued liabilities                                    53,936       (99,250)
    Customer deposits                                       8,809
                                                       ----------    ----------
  Net cash flows used in continuing
    operating activities                                 (525,977)     (421,738)
  Net cash flows used in discontinued operations                       (123,511)
                                                       ----------    ----------
        Net cash used in operating activities            (525,977)     (545,249)
                                                       ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, machinery and equipment          (371,294)       (8,345)
  Cash loaned for notes receivable                       (209,800)      (35,750)
  Payments received on notes receivable                   109,800
  Redemption (purchase) of certificates of deposit        505,404      (505,404)
  Purchase of business assets net of cash acquired       (346,429)      (80,000)
  Proceeds on liquidation of other assets                  42,987
  Cash committed and paid under investment agreement     (100,000)      (60,000)
                                                       ----------    ----------
        Net cash used in investing activities            (369,332)     (689,499)
                                                       ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on lines of credit                      (250,200)      250,200
  Payments on notes payable                              (110,885)
  Issuance of Preferred Series A 6% Cumulative stock      350,000
  Proceeds from stock issued by subsidiary                618,250
  Payment of dividends                                       (628)
  Principal payments on capital leases                   (101,424)       (2,204)
                                                       ----------    ----------
        Net cash provided by financing activities         505,113       247,996
                                                       ----------    ----------

DECREASE IN CASH                                         (390,196)     (986,752)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              600,231     1,586,983
                                                       ----------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $  210,035    $  600,231
                                                       ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------
                                                               1999       1998
                                                             --------   --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              $ 59,521   $  1,634
                                                             ========   ========
  Income taxes paid                                          $    800   $ 11,840
                                                             ========   ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

  1999
  Accounts payable assumed in asset purchase                 $176,859
                                                             ========
  Capital leases assumed in asset purchase                   $185,733
                                                             ========
  Note payable assumed in asset purchase                     $ 94,639
                                                             ========
  Notes payable issued in asset purchase                     $390,679
                                                             ========
  Equipment acquired under capital lease                     $  8,097
                                                             ========
  Value of common stock issued in asset purchase             $360,000
                                                             ========
  Accounts receivable offset against note payable
    Balance forgiven                                         $ 46,015
                                                             ========
  Note payable forgiven                                      $ 94,639
                                                             ========
  Equipment returned to lessor (net of depreciation
    of $21,034)                                              $ 98,966
                                                             ========
  Capital lease obligation settled by equipment return       $ 86,105
                                                             ========
  Forgiveness of officer receivables and interest            $ 20,000
                                                             ========
  1998
  Accounts payable assumed in asset purchase                            $  6,490
                                                                        ========
  Capital leases assumed in asset purchase                              $ 33,716
                                                                        ========
  Value of subsidiary common stock issued
    in asset purchase                                                   $ 75,000
                                                                        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DIAMOND EQUITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------
1.   ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts and activity of Diamond Equities, Inc. and its majority owned subsidiaries Precision
     Plastics Molding, Inc. and GoProfit.com, Inc. (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company was previously in the business of locating sites and installing pay telephone equipment. The Company would pay commissions to the owners of the sites where its equipment was located and earned its revenue based on pay telephone charges to customers. On November 15, 1996, the Company sold all of its pay-telephone assets, its only business segment, to Tru-Tel Communications, LLC. The discontinued operations were located in the southwestern United States. The Company changed its name to Diamond Equities, Inc. on June 20, 1997 and has since been seeking acquisition targets. On June 15, 1998 the Company's wholly owned subsidiary, Precision Plastics Molding, Inc. ("Precision"), purchased the assets of a plastic injection molding business. Operations of Precision are included for the period June 15, 1998 through June 30, 1998 in the accompanying statement of operations for the year ended June 30, 1998. On July 20, 1998 Precision purchased the assets of a second plastic injection molding business. The new businesses are located in Arizona and business is generated in the southwestern United States.

     On April 5, 1999, the Company acquired all of the common stock of GoProfit.com, Inc. ("GoProfit"). GoProfit is a development stage enterprise in the process of developing a Internet web site and financial search engine for the Internet. GoProfit intends to begin operating its web site by September 1999. Goprofit intends to earn revenue through advertising on its web site. GoProfit was formed in March 1999.

     GoProfit will be required to raise substantial equity capital to implement its business plan. Subsequent to the Company's acquisition, GoProfit raised additional capital which reduced the Company's holdings of GoProfit to approximately 76% at June 30, 1999. The Company has no obligation to fund the operations of GoProfit. There can be no assurances that GoProfit will raise additional funding for this business or that operations will be successful.

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

     PROPERTY, MACHINERY AND EQUIPMENT are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 7 years.

     REVENUE RECOGNITION - The Company recognizes revenue upon shipment of product.

     ADVERTISING EXPENSES - The Company expenses advertising costs as incurred. Advertising expenses were $16,884 and $0 for the years ended June 30, 1999 and 1998, respectively.

     FINANCIAL INSTRUMENTS - Financial instruments consist primarily of cash, restricted cash, accounts receivable, notes receivable, investments and obligations under accounts payable, accrued expenses, debt, and capital lease instruments. The carrying amounts of cash, restricted cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements. Fair value of officer notes receivable cannot be estimated because of the nature of the relationship with the creditor. The fair value of the note receivable related to the business segment disposal is discussed in Note 5. The fair value of the investment (Note 4) is estimated to be its cost based on the negotiated amount of the investment and the short period of time that has elapsed as of June 30, 1999, from when the investment was made.

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

     LOSS PER COMMON SHARE - Net loss per common share is calculated under the provisions of SFAS No. 128 EARNINGS PER SHARE, by dividing net loss by the weighted average number of common shares outstanding.

     SOFTWARE DEVELOPMENT COSTS - The costs incurred by GoProfit to develop its software related to its Internet web site have been capitalized in accordance with Statement of Position 98-1 ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. All costs associated with the development costs, primarily personnel and outside consultants, incurred from the application development stage and forward are capitalized and included in property and equipment in the accompanying balance sheet. GoProfit capitalized $227,619 in such costs in the year ended June 30, 1999. Costs will begin to be amortized when the web site begins operation.

3.   INVESTMENT

     The Company entered into an investment agreement in June 1999 to provide $100,000 to a company in exchange for 200,000 shares of the company's common stock and repayment of the loan at 8% interest per annum. The agreement stipulates that the funds are to be held in a separate account and used by the investee to pay agreed upon expenditures. The shares are being held by a transfer agent and are to be issued ratably as expenditures are approved and paid. Interest only payments are due quarterly and are to commence August 2, 1999 and continue through June 2, 2001 at which time the outstanding principal balance is due. The loan is secured by the all of the assets of the investee. At June 30, 1999, $82,850 had been advanced and the balance of $17,150 remains in the special restricted account. The total investment balance of $100,000 is included in other assets in the accompanying balance sheet.

4.   CASH AND CASH EQUIVALENTS

     The Company maintains cash balances at banks in Arizona and California. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 1999, the Company's uninsured bank balances total $7,336.

5.   NOTES RECEIVABLE

     Notes receivable consist of the following at June 30, 1999:

     Note receivable, sale of assets                                   $ 283,173
     Loan to affiliate                                                   200,000
     Other receivables                                                    15,750
                                                                       ---------
       Total                                                             498,923

       Less current portion                                              274,535
                                                                       ---------
       Long-term portion                                               $ 224,388
                                                                       =========

     On November 15, 1996 the Company sold all of its assets related to the operation of the pay-telephone business. In connection with the sale of the assets, the Company received a note receivable of $811,250. The note was payable to the Company in monthly installments of $14,000 including interest at 8% per annum, which were to commence February 15, 1997, with the balance due January 15, 2002. No payments had been received on the note through June 30, 1998 and the Company commenced legal proceedings to collect the amount. An allowance of $405,625 was established at June 30, 1998. A settlement was reached in March 1999 in the amount of $450,000 including a $100,000 payment that was received at time of settlement. The remaining balance is to be paid in quarterly installments of $21,875 commencing July 31, 1999. Management has established the discounted value of the note of $283,173 using a rate of 10%. The Company incurred a net loss of $22,452 in the year ended June 30, 1999, on the basis of the discounted value of the settlement agreement and the carrying amount of the note at the time of the settlement. Interest income was not recognized in the years ended June 30, 1999 and 1998 while the parties were attempting to resolve the matter.

     The Company loaned $200,000 to an affiliate in June 1999. The note was payable to the Company in monthly installments of interest only at 10% per annum and the principal was due June 1, 2004. The note was repaid to the Company on August 4, 1999.

6.   OTHER RECEIVABLE

     GoProfit had common stock subscriptions of $205,000 outstanding at June 30, 1999. These subscriptions were committed under a note agreement that was collected in July and August of 1999.

7.   LOSS PER SHARE

                                                    1999                                    1998
                                    ------------------------------------   -------------------------------------
                                                                 Per                                     Per
                                      (Loss)       Shares       Share        (Loss)        Shares       Share
                                    ----------   ----------   ----------   ----------    ----------   ----------
     Net Loss                       $ (626,210)   5,161,715                $ (769,923)    4,666,099
     Preferred Stock Dividends          (1,874)                                    --
                                    ----------                             ----------
                                    $ (628,084)                            $ (769,923)
                                    ==========                             ==========
     BASIC EARNINGS PER SHARE

     Loss Available to Common
       Shareholders
     Continuing operations          $ (628,084)               $    (0.12)  $ (734,510)                $    (0.16)

     Discontinued operations                 0                        --      (35,413)                     (0.01)
                                    ----------                ----------   ----------                 ----------
         Total                      $ (628,084)   5,161,715   $    (0.12)  $ (769,923)    4,666,099   $    (0.17)
                                    ==========                ==========   ==========                 ==========

     Effect of Dilutive Securities
         Preferred Stock                   N/A                                    N/A

     DILUTED EARNINGS PER SHARE            N/A                                    N/A

     Diluted earnings per share are not presented because the effect of considering the convertible preferred stock would be antidilutive for both years ending June 30, 1999 and 1998.

8.   INVENTORIES

     Inventories consist of the following at June 30, 1999:

             Raw materials                                            $  47,617
             Finished goods                                             136,526
                                                                      ---------
               Total inventories                                      $ 184,143
                                                                      =========

9.   PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment consist of the following at June 30, 1999:

        Equipment                                                    $  900,546
        Computer software technology                                    587,619
        Computer equipment                                              123,544
        Leasehold improvements                                           51,634
        Furniture and fixtures                                           49,942
        Office equipment                                                 37,263
        Vehicles                                                          1,250
                                                                     ----------
           Total                                                      1,751,798
        Less accumulated depreciation and amortization                 (216,081)

        Property, machinery and equipment - net                      $1,535,717
                                                                     ==========

     Depreciation expense for the years ended June 30, 1999 and 1998 was $220,826 and $8,458, respectively. In the Company's purchase transaction of GoProfit, the excess of the purchase price over the fair value of tangible net assets of GoProfit in the amount of $360,000 was allocated to the software technology.

10.  BUSINESS ACQUISITIONS

     In June 1998, the Company, through its Precision subsidiary, purchased substantially all of the operating assets of Premier Plastics Corporation, a plastic injection molding business in Tempe, Arizona, for an $80,000 cash payment, the assumption of liabilities in the amount of $40,000 and the issuance of 300,000 shares of common stock of the subsidiary valued at $75,000. The acquisition was recorded under the purchase method of accounting. The aggregate purchase price of $195,000 has been allocated to the assets acquired and liabilities assumed based on their respective fair market values. The aggregate consideration paid approximated the fair market value of the net assets acquired and no goodwill was recorded. The operating results of Premier Plastics are included in the accompanying consolidated financial statements for the period June 15, 1998 through June 30, 1998. The Company issued 50,000 shares each to two officers of the Company subsequent to the acquisition decreasing the Company's ownership interest to approximately 87% at June 30, 1999.

     The  following  summarizes  unaudited  pro  forma  consolidated   financial
     information assuming that the acquisition of Premier Plastics Corporation occurred on July 1, 1997:

        Net Sales                                                     $ 307,601
        Net Loss                                                      $(693,432)
        Loss per Share                                                $   (0.15)

     The pro forma financial information is presented for informational purposes only and may not necessarily reflect the results had Premier Plastics Corporation actually been acquired on July 1, 1997, nor is this information indicative of the future consolidated results.

     On July 20, 1998, the Company, through its Precision subsidiary, purchased substantially all of the operating assets of Accurate Thermoplastics, Inc., a plastic injection molding business in Mesa, Arizona, for a purchase price of $560,000. The purchase price consisted of a $375,000 cash payment, a promissory note in the amount of $185,000, and the assumption of specified liabilities totaling $662,911. The note is secured by the assets and bears interest at 8%. The Company was in default on this note at June 30, 1999 (Note 12). The acquisition was recorded under the purchase method of accounting. The aggregate purchase price of $1,222,911 has been allocated to the assets acquired and liabilities assumed based on their respective fair market values. The aggregate consideration paid approximated the fair market value of the net assets acquired and no goodwill was recorded. The operating results are included in the accompanying consolidated financial statements for the period July 20, 1998 through June 30, 1999. The consolidated operating results would not have been significantly different if the operations of Accurate Thermoplastics, Inc. had been included from July 1, 1998.

     On April 5, 1999, the Company acquired all of the common stock of GoProfit.com, Inc. ("GoProfit") for 600,000 shares of its common stock. GoProfit is a development stage enterprise in the process of developing a Internet web site and financial search engine for the Internet. GoProfit intends to begin operating its web site by September 1999. GoProfit was incorporated in March 1999, and there were no material operations prior to its acquisition by the Company. The acquisition was recorded under the purchase method of accounting. The aggregate purchase price was valued at $360,000 which was determined by the estimated value of the Company's stock at the time of the transaction. The average between the bid and ask price had been approximately $1 per share. The shares issued to the stockholders of GoProfit contained restrictions. The $1 per share value was discounted to $0.60 per share due to those restrictions. The operations of GoProfit are included in the accompanying statement of operations from April 5, 1999 through June 30, 1999. The excess of the purchase price over the fair value of tangible net assets of GoProfit in the amount of $360,000 was allocated to the software technology. GoProfit raised additional capital through the sale of common stock subsequent to the Company's acquisition. The result of those stock sales reduced the Company ownership in GoProfit to approximately 76% at June 30, 1999. A shareholder of the Company is also a shareholder in the minority interest of GoProfit.

11.  CUSTOMER DEPOSITS

     The Company requires a fifty percent deposit at time of order placement for tool work and recognizes the deposit as revenue upon shipment of order.

12.  NOTES PAYABLE

     Notes payable at June 30, 1999 consist of the following:

     Note payable, collateralized by the assets of a subsidiary, interest at 8.0%, interest and principal due in two
     installments of $105,000 and $80,000 by January 16, 1999         $ 116,325

     Commitment payable, monthly payments of $5,000 due
     through July 2002. Original face value of $240,000                 163,469
                                                                      ---------
        Total                                                           279,794

        Less current portion                                           (165,007)
                                                                      ---------
        Long-term portion                                             $ 114,787
                                                                      =========

     The Company is in default on the note payable at June 30, 1999 and accordingly, the entire balance of $116,325 is classified as current. The debt is payable to the former owner of the assets purchased in July 1998. The Company is negotiating with the note holder and is attempting to restructure the note.

     Future maturities of principal at June 30, 1999 are as follows:

         2000                                                         $ 165,007
         2001                                                            52,723
         2002                                                            57,098
         2003                                                             4,966
                                                                      ---------
              Total                                                   $ 279,794
                                                                      =========

13.  FORGIVENESS OF DEBT

     The Company was performing services in lieu of payments on a $94,639 note payable assumed in the July 1998 acquisition during the year. In March 1999 an agreement was reached with the holder of the note to return all material and tooling belonging to the holder and offset $46,015 owing from the holder against the note balance, resulting in a gain of $48,624. The amount is presented as an extraordinary item in the accompanying statement of operations for the year ended June 30, 1999. There is no tax effect of the extraordinary item.

14.  INCOME TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consisted of the following:

                                                          1999          1998
                                                        ---------     ---------
         Current tax benefit                            $(252,964)    $(134,551)
         Deferred tax provision                           252,964       134,551
                                                        ---------     ---------
         Total income tax provision                     $     -0-     $     -0-
                                                        =========     =========

     A deferred tax liability of $121,350 at June 30, 1999 relates primarily to the difference in the financial accounting and tax bases of the note receivable related to the sale of business assets in fiscal 1997. A deferred tax asset of $1,108,607 relates primarily to net operating loss carryforwards at June 30, 1999 of $2,632,000 for both federal and state purposes and a credit for alternative minimum tax purposes of $11,740. The federal carryforwards expire in fiscal 2009 through 2018. The state carryforwards expire in fiscal 2000 through 2004. The net deferred income tax asset balance of $987,257 is offset by an equal valuation allowance at June 30, 1999.

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

     Deferred income taxes for the year ended June 30, 1999, relate to temporary differences for the recognition of a deferred income tax asset for the net operating loss carryforward. The valuation allowance was increased by $266,521. A decrease in the deferred income tax liability of $40,650 relates to the net change in the note receivable which was accounted for under an installment method for income tax purposes on the sale of assets in fiscal 1997.

     A reconciliation setting forth the differences between the effective and statutory tax rate is as follows:

                                           1999                   1998
                                    --------------------   --------------------
     Federal statutory rates         (34.0)%   $(212,911)   (34.0)%   $(261,774)
     State income taxes               (8.0)      (50,097)    (8.0)      (61,593)
     Valuation allowance of
      operating loss carryforwards    42.6       266,521     39.2       301,810
     Other, net                       (0.6)       (3,513)     2.8        21,557
                                    ------     ---------   ------     ---------
     Effective rate                    -0-%    $     -0-      -0-%    $     -0-
                                    ======     =========   ======     =========

15.  LEASES

     OPERATING LEASES

     The Company leases its administrative office and operations facility under operating leases that expire in August and July 1999, respectively. Rent expense under these leases was approximately $96,000 and $12,000 for the years ended June 30, 1999 and 1998. Minimum annual lease payments under these agreements for the year ended June 30, 2000 are $7,983. Subsequent to June 30, 1999, GoProfit entered into a lease agreement for new office space that commits GoProfit for rent of $56,100 per year for three years.

     CAPITAL LEASES

     The Company leases production equipment under capital leases expiring through June 2002. The following presents future minimum lease payments under capital leases by year and the present value of minimum lease payments as of June 30, 1999:

          Year ended June 30:
             2000                                                      $ 34,229
             2001                                                         2,400
             2002                                                         2,400
                                                                       --------
          Total minimum lease payments                                   39,029
          Less amount representing interest                               1,216
                                                                       --------
          Present value of minimum lease payments                        37,813
             Current portion                                             33,435
                                                                       --------
             Long-term portion                                         $  4,378
                                                                       ========

     Gross cost and  accumulated  amortization  of  equipment  under the capital
     leases  at  June  30,  1999  was   approximately   $245,000   and  $46,301,
     respectively.

16.  STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Company sold 350 shares of the Series A 6%, $0.001 par value, Cumulative Preferred Stock for $350,000 during the year ended June 30, 1999. The Series A has a liquidation preference of $350,000. The share are convertible to common stock at a rate equal to 75% the average bid price of the common stock for a period of ten days prior to conversion. Dividends of $1,874 are accrued at June 30, 1999.

     During the year ended June 30, 1999, 2,100 shares of Series B Preferred Stock were converted into 2,100,000 shares of common stock. Series B shares are convertible into 1,000 shares of common stock for each share of preferred. There are no cumulative dividends on the Class B preferred stock.

     COMMON STOCK

     The Company issued 600,000 shares of common stock valued at $360,000 for the purchase of all of the common stock of Go-Profit.

17.  CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Approximately $142,000 of the accounts receivable balance at June 30, 1999 is due from two significant customers. Approximately 64% of the Company's revenue for the year ended June 30,1999 was derived from three customers, including 33% from one customer.

18.  DISCONTINUED OPERATIONS

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

19.  EMPLOYEE STOCK OPTION PLAN

     The Company adopted an employee stock option plan in June 1998 pursuant to which options may be granted to key employees, including officers, whether or not they are directors, who are selected by the Board of Directors. The exercise price of the options granted pursuant to the Plan shall be determined by the Board of Directors on a case-by-case basis. Options are exercisable over a three year period and only while the optionee remains an employee of the Company, except that, in the event of an optionee's termination of employment by reason of disability or death while an employee. The aggregate number of shares that may be issued under the Plan shall not exceed 900,000 shares. As of June 30, 1999, no options had been granted under the Plan.

20.  RELATED PARTY TRANSACTIONS

     The Company forgave loans of $10,000 each to two officers of the Company in May 1999 including accrued interest of $973. The amount was treated as compensation to the officers.

     The Company pays $3,000 per month to C&N, Inc. ("C&N") for management services. C&N is owned by an officer and director of the Company. The agreement between the Company and C&N commenced on January 1, 1995 and is renewable from year to year. The Company paid C&N $33,000 and $36,000 under this agreement during the years ended June 30, 1999 and 1998, respectively.

     The Company loaned C&N $200,000 in June 1999. The note was payable to the Company in monthly installments of interest only at 10% per annum and the principal was due June 1, 2004. The note was repaid to the Company on August 4, 1999. Management fees to C&N were suspended while the note was outstanding per the terms of the unsecured promissory note.

     An officer and director of the Company performs accounting services for the Company at a flat fee per month for compilation and payroll services and is paid an hourly fee for any additional work. The Company paid $34,983 and $28,610 to the officer's accounting firm for the years ended June 30, 1999 and 1998, respectively.

     In October 1996 the Company entered into a Severance Agreement with a former director of the Company pursuant to which the Company agreed to pay $5,000 per month to the individual through April 1998. For the year ended June 30, 1998 $2,217 is included in discontinued operations relating to this agreement.

21.  COMMITMENTS AND CONTINGENCIES

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

     The Company entered into an employment agreement with an employee on July 1, 1998 for an initial term of three years. The employee is to receive a base salary of $36,000 and shall be adjusted annually by the increase, if any, in the cost of living. The employee is entitled to an annual bonus as determined by the Board of Directors.

     GoProfit entered into a five year consulting agreement with one of its stockholders. The agreement calls for payments of $5,000 per month. The consultant is to provide strategic advice, consult on mergers and acquisitions and assist GoProfit in securing capital.

     GoProfit has entered into agreements with third parties for the provision of its search engine software and news and stock quote services for its Internet web site. The commitment for the software at June 30, 1999 was $115,000. The commitment for the news and query services at June 30, 1999, was $48,000.

22.  SUBSEQUENT EVENTS

     On July 12, 1999, 600 shares of Series B Preferred Stock were converted into 600,000 shares of common stock.

23.  SEGMENT INFORMATION

     The Company is operating in two business segments at June 30, 1999. The Company operates a plastics injection molding operation through its Precision Plastics subsidiary and intends to operate an Internet web site through its GoProfit subsidiary. The parent Company has no business operations that generate revenue. However, the parent Company incurs expenses as it seeks additional business opportunities.

                           Precision      GoProfit       Parent        Total
                           ----------    ----------    ----------    ----------
     Revenues              $1,367,610    $      900    $1,368,510
     Segment loss          $ (165,352)   $ (164,107)   $ (296,751)   $ (626,210)
     Total assets          $1,260,617    $1,087,774    $  686,411    $3,034,802
     Capital expenditures  $   18,386    $  361,005    $  379,391
     Depreciation          $  212,762    $      785    $    7,279    $  220,826

                                   * * * * * *