Form 10QSB
period 1999-09-30
DIAMOND EQUITIES INC
filed 1999-11-23
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From __________ to __________

                         Commission File Number: 0-24138

                             DIAMOND EQUITIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Nevada                                              88-0232816
-------------------------------                           ----------------------
(State of Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

               216 South Alma School Rd, Suite 10, Mesa, AZ 85210
               --------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (602) 462-5900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

As of October 31, 1999, Diamond Equities, Inc. Registrant had 7,366,099 shares of its $0.001 par value common stock outstanding.

                                        Page 1 of 11 sequentially numbered pages

                                                                       FORM 10-Q
                                                              FIRST QUARTER 2000

                             DIAMOND EQUITIES, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

    Balance Sheets - September 30, 1999 and June 30, 1999................  3 - 4

    Statements of Operations for the Three Months
    Ended September 30, 1999 and 1998....................................      5

    Statement of Cash Flows - for the Three Months
    Ended September 30, 1999 and 1998..... . . ..........................  6 - 7

    Notes to Financial Statements........................................      8

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations................................................      9

PART II. OTHER INFORMATION

    Item 3(b)  Defaults Upon Senior Securities...........................     10

                             DIAMOND EQUITIES, INC.
                                 Balance Sheets

                                     ASSETS


                                                        September 30,  June 30,
                                                            1999         1999
                                                         ----------   ----------
                                                        (Unaudited)   (Audited)
CURRENT ASSETS
  Cash                                                   $  381,581   $  210,035
  Receivables
    Trade accounts, net of allowance for doubtful
      accounts of $13,606 at September 30, 1999
      and June 30, 1999                                     255,725      199,338
  Interest Receivable                                        15,939       15,939
  Inventory                                                 111,032      184,143
  Other Receivable                                               --      205,000
  Note Receivable-current portion                            74,535      274,535
 Prepaid expenses                                             4,929       37,744
                                                         ----------   ----------

     Total Current Assets                                   843,741    1,126,734
                                                         ----------   ----------

PROPERTY AND EQUIPMENT                                      762,290    1,535,717
                                                         ----------   ----------

OTHER ASSETS
  Notes Receivable-noncurrent portion                       292,363      224,388
  Other Assets                                              192,060      147,963
                                                         ----------   ----------

     Total Other Assets                                     484,423      372,351
                                                         ----------   ----------

                                                         $2,090,454   $3,034,802
                                                         ==========   ==========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30,    June 30,
                                                         1999           1999
                                                     -----------    -----------
CURRENT LIABILITIES
  Accounts payable                                   $   200,970    $   330,329
  Accrued expenses                                        16,010         62,409
  Customer deposits                                        8,809          8,809
  Accrued preferred dividends                            195,897        196,774
  Capital lease obligation-current portion                17,819         33,435
 Current portion Long term debt                          180,519        165,007
                                                     -----------    -----------

     Total Current Liabilities                           620,024        796,763
                                                     -----------    -----------

LONG-TERM LIABILITIES
  Capital lease obligations                                3,872          4,378
  Notes payable                                          101,998        114,787
                                                     -----------    -----------

     Total Long-term liabilities                         105,870        119,165
                                                     -----------    -----------

     Total Liabilities                                   725,894        915,928
                                                     -----------    -----------

MINORITY INTEREST                                         53,473        241,203
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par,
    6% cumulative, non-voting, series A;
    18,000 shares authorized; 350 shares
    issued and outstanding, liquidation
    preference of $350,000                                     1              1
  Convertible  preferred  stock,  non-voting,
    non-cumulative  series B;                             20,000
    shares authorized; 15,900 shares issued
     and outstanding                                   1,605,540      1,605,540
  Common stock, $.001 par value; 50,000,000
   shares authorized; 7,366,099 shares issued
   and outstanding                                         7,366          7,366
  Additional paid-in capital                           3,737,632      4,130,066
  Accumulated deficit                                 (4,039,452)    (3,865,302)
                                                     -----------    -----------

     Total Stockholders' Equity                        1,311,087      1,877,671
                                                     -----------    -----------

                                                     $ 2,090,454    $ 3,034,802
                                                     ===========    ===========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Operations
                                   (Unaudited)


                                                     For the Three Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        1999            1998
                                                    -----------     -----------

Net sales                                           $   230,562     $   397,621

Less cost of sales                                      146,620         149,577
                                                    -----------     -----------

Gross profit                                             83,942         248,044

Selling, general and administrative expenses            246,709         392,581
                                                    -----------     -----------

Operating income or (loss)                             (162,767)       (144,537)
                                                    -----------     -----------

Other income and (expenses), net                         (9,072)           (704)

Loss on investment in GoProfit                         (113,400)             --

Minority Interest                                        12,828           7,984
                                                    -----------     -----------

Net income (loss) before income taxes                  (272,411)       (137,257)

Provision for income taxes                                   --              --
                                                    -----------     -----------

Net loss                                            $  (272,411)    $  (137,257)
                                                    ===========     ===========

Net income or (loss) per share                      $      (.04)    $      (.03)
                                                    ===========     ===========

Weighted Average Shares Outstanding                   7,366,099       4,666,099
                                                    ===========     ===========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                         1999          1998
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(272,411)    $(137,258)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                      53,250        57,298
       Minority interest                                 (12,828)       (7,984)
       Unrealized loss on Investment                     113,400            --
    Changes in operating assets and liabilities
     (net of acquisition)
     (Increase) decrease in
        Receivables - trade and other                    (44,257)      (18,945)
        Inventory                                         73,111       (50,546)
        Prepaid expenses and other                         1,699         2,044
        Increase (decrease) in
        Accounts payable                                 (11,304)       47,689
        Accrued liabilities                               (3,209)          960
                                                       ---------     ---------

     Net Cash Used in Operating Activities              (102,549)     (106,741)
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                          (45)      (11,495)
 Cash paid for notes receivable                               --            --
 Cash received for notes receivable                       (7,000)           --
 Cash paid for acquisition of Accurate                   221,875      (375,000)
                                                       ---------     ---------

       Net Cash Provided by Investing Activities       $ 214,830     $(386,495)
                                                       ---------     ---------

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                              September 30,
                                                      --------------------------
                                                           1999         1998
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                   $ (13,399)   $ (41,992)
  Cash received for issuance of preferred stock           180,000           --
  Cash adjustment for equity method of recording-
    GoProfit                                             (107,336)          --
                                                        ---------    ---------

     Net Cash Provided (Used) by Financing Activities      59,265      (41,992)
                                                        ---------    ---------

INCREASE (DECREASE) IN CASH                               171,546     (535,228)

CASH, BEGINNING OF PERIOD                                 210,035      600,231
                                                        ---------    ---------

CASH, END OF PERIOD                                     $ 381,581    $  65,003
                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid for income taxes                           $      --    $   9,973
                                                        =========    =========

   Cash paid for interest                               $     574    $      --
                                                        =========    =========

                See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1999.

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

CHANGE IN ACCOUNTING POLICY

During the quarter ended September 30, 1999, the GoProfit.com board of directors authorized the issuance of common stock to employees and officers of GoProfit pursuant to a stock option plan, thus removing Diamond Equities as a major shareholder. Diamond currently owns 37% of the outstanding stock of GoProfit.com and records its investment in Goprofit using the equity method. In November 1999 other shareholders of GoProfit gave Diamond their proxy vote, thus giving Diamond voting control over GoProfit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

Cash and cash equivalents totaled $381,581 at September 30, 1999 compared to $210,035 at June 30, 1999. The increase in cash was due primarily to the receipt of cash from Note Receivables of $221,000 and the issuance of Precision Plastics preferred stock for $180,000. The Company also used approximately $100,000 in operations and with the change of reporting the Company's investment with GoProfit.com using the equity method instead of consolidating the entities, $107,000 in cash was removed from the books. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt. The Company also has a balloon payment of $116,325 currently due to the sellers of Accurate Thermoplastics. During the quarter ended September 30, 1999, the Company received $21,000 from the Tru-Tel Note receivable, per the payment agreement, however, the Company has been notified that Tru-Tel is going through a reorganization bankruptcy and therefore collection on this note becomes questionable.

Long term cash requirements, other than normal operating expenses, are anticipated for the acquisition of additional plastic operations. The Company will need to raise additional funds from investors in order to complete additional acquisitions. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2000.

The  Company's   principal   commitments  at  September  30,  1999  consists  of
obligations   under  capital  leases,   operating   leases  for  facilities  and
commitments incurred in connection with the acquisition of Accurate.

RESULTS OF OPERATIONS

The Company generated revenues from operations of $230,562 with cost of sales of $146,600, and a gross profit of $83,942, for the quarter ended September 30, 1999 as compared to revenues of $397,621 with cost of sales of $149,577 and gross profit of $248,044 for the same period last year. The decrease in sales is due to the decrease in operations in the plastic company, with the loss of some major customers.

Selling, general and administrative expenses were $246,709 for the first quarter 2000 a decrease of $145,872 over the same period last year. The decrease is primarily due to the decrease in operations for the plastics company and for Diamond Equities.

Management anticipates that general selling and administrative expenses will continue to remain constant.

The Company incurred a loss of $(272,411) for the first quarter 2000 compared to a loss of $(137,257) for the same timely period a year ago. The $135,154 increase in net loss is due primarily to the $113,400 loss recorded in connection with our investment in GoProfit.com, which is an unrecognized non-cash loss from recording our interest in their losses.

There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

The Company's plan for 2000 is to acquire additional plastic operations and consolidate the operations for maximum efficiency and profit and/or increase revenues generated from our existing plastic company. The Company is also continuing to search for other viable business operations in the internet industry to enhance our current investment in GoProfit.com.

                           PART II OTHER INFORMATION

ITEM 3(b) DEFAULTS UPON SENIOR SECURITIES

The Company is 45 months in arrears ($194,023) as of November 15, 1999, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. No demand has yet been made on the Company by the Preferred shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1999


                                          Diamond Equities, Inc.


                                          By: /s/ David Westfere
                                              ----------------------------------
                                              David Westfere, CEO and
                                              Principal Financial Officer