Form 10QSB
period 1999-12-31
DIAMOND EQUITIES INC
filed 2000-02-22
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period From ____________ to ____________

                         Commission File Number: 0-24138


                             DIAMOND EQUITIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Nevada                                             88-0232816
------------------------------                            ---------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 14, 2000, Diamond Equities, Inc. Registrant had 7,880,099 shares of its $0.001 par value common stock outstanding.

                             DIAMOND EQUITIES, INC.
                                    FORM 10-Q
                               SECOND QUARTER 2000


                                      INDEX

PART I. FINANCIAL INFORMATION                                             PAGE
                                                                          ----
        Balance Sheets - December 31, 1999 and June 30, 1999 ............  3-4

        Statements of Operations for the Three and Six Months
        Ended December 31, 1999 and 1998 ................................    5

        Statement of Cash Flows - for the Three and Six Months
        Ended December 31, 1999 and 1998 ................................  6-7

        Notes to Financial Statements ...................................    8

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................    9

PART II  OTHER INFORMATION

         Item 3(b)  Defaults Upon Senior Securities .....................    10

                             DIAMOND EQUITIES, INC.
                                 Balance Sheets

                                     ASSETS


                                                      December 31,     June 30,
                                                         1999            1999
                                                      ----------      ----------
                                                      (Unaudited)      (Audited)
CURRENT ASSETS
 Cash                                                 $  313,893      $  210,035
 Receivables
  Trade accounts, net of allowance for
   doubtful accounts of $13,606 at
   December 31, 1999 and June 30, 1999                    61,283         199,338
 Interest Receivable                                      15,939          15,939
 Inventory                                                97,088         184,143
 Other Receivable                                             --         205,000
 Note Receivable-current portion                              --         274,535
 Prepaid expenses                                          4,929          37,744
                                                      ----------      ----------

     Total Current Assets                                493,132       1,126,734
                                                      ----------      ----------

PROPERTY AND EQUIPMENT                                   709,038       1,535,717
                                                      ----------      ----------
OTHER ASSETS
  Notes Receivable-noncurrent portion                    364,898         224,388
  Other Assets                                           146,300         147,963
                                                      ----------      ----------

     Total Other Assets                                  511,198         372,351
                                                      ----------      ----------

                                                      $1,713,368      $3,034,802
                                                      ==========      ==========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 December 31,         June 30,
                                                    1999               1999
                                                 -----------        -----------

CURRENT LIABILITIES
 Accounts payable                                $   158,605        $   330,329
 Accrued expenses                                     16,932             62,409
 Customer deposits                                     8,809              8,809
 Accrued preferred dividends                         195,897            196,774
 Capital lease obligation-current portion             13,154             33,435
 Current portion Long term debt                           --            165,007
                                                 -----------        -----------

     Total Current Liabilities                       393,397            796,763
                                                 -----------        -----------
LONG-TERM LIABILITIES
 Capital lease obligations                             3,181              4,378
 Notes payable                                            --            114,787
                                                 -----------        -----------

     Total Long-term liabilities                       3,181            119,165
                                                 -----------        -----------

     Total Liabilities                               396,578            915,928
                                                 -----------        -----------

MINORITY INTEREST                                     44,814            241,203
                                                 -----------        -----------
STOCKHOLDERS' EQUITY
 Convertible preferred stock, $.001 par,
  6% cumulative, non-voting, series A;
  18,000 shares authorized; 350 shares
  issued and outstanding, liquidation
  preference of $350,000                                   1                  1
 Convertible preferred stock, non-voting,
  non-cumulative series B; 20,000 shares
  authorized; 15,900 shares issued and
  outstanding                                      1,605,540          1,605,540
 Common stock, $.001 par value; 50,000,000
  shares authorized; 7,880,099 shares
  issued and outstanding                               7,880              7,366
 Additional paid-in capital                        3,851,913          4,130,066
 Accumulated deficit                              (4,193,358)        (3,865,302)
                                                 -----------        -----------

     Total Stockholders' Equity                    1,271,976          1,877,671
                                                 -----------        -----------

                                                 $ 1,713,368        $ 3,034,802
                                                 ===========        ===========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Operations
                                   (Unaudited)

                                         For the Three Months Ended       For the Six Months Ended
                                                 December 31,                   December 31,
                                         ---------------------------     ---------------------------
                                             1999            1998            1999            1998
                                         -----------     -----------     -----------     -----------
Net sales                                $   113,911     $   305,683     $   344,473     $   703,304

Less cost of sales                            64,671         171,075         211,291         320,652
                                         -----------     -----------     -----------     -----------

Gross profit                                  49,240         134,607         133,182         382,651

Selling, general and
 administrative expenses                     186,193         290,812         432,902         683,393
                                         -----------     -----------     -----------     -----------

Operating income or (loss)                  (136,953)       (156,205)             --        (300,742)
                                         -----------     -----------     -----------     -----------

Other income and (expenses), net              32,506          (6,372)         11,717          (7,076)

Loss on investment in GoProfit               (45,500)             --         158,900          28,686

Minority Interest                              8,659          20,702          21,487              --
                                         -----------     -----------     -----------     -----------

Net income (loss) before income taxes       (141,288)       (141,875)       (425,417)       (279,132)

Provision for income taxes                        --              --              --              --
                                         -----------     -----------     -----------     -----------

Net loss                                 $  (141,288)    $  (141,875)       (425,417)       (279,132)
                                         ===========     ===========     ===========     ===========

Net income or (loss) per share           $      (.02)    $      (.03)            (06)            (06)
                                         ===========     ===========     ===========     ===========

Weighted Average Shares Outstanding        7,366,099       4,666,099       7,366,099       4,666,099
                                         ===========     ===========     ===========     ===========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                              December 31,
                                                        -----------------------
                                                          1999           1998
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(425,417)    $(279,132)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                         106,514       113,681
    Minority interest                                     (21,487)      (36,670)
    Unrealized loss on Investment                         158,900            --
  Changes in operating assets and liabilities
   (net of acquisition)
   (Increase) decrease in
      Receivables - trade and other                       150,185        25,207
      Inventory                                            87,055        30,027
      Prepaid expenses and other                            1,699         3,328
    Increase (decrease) in
      Accounts payable                                    (53,669)       25,102
      Accrued liabilities                                  (2,938)       (1,270)
                                                        ---------     ---------

       Net Cash Used in Operating Activities             (842,000)     (119,727)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (45)      (12,867)
  Cash paid for notes receivable                               --        49,236
  Cash received for notes receivable                      216,875            --
  Cash paid for acquisition of Accurate                        --      (375,000)
                                                        ---------     ---------

       Net Cash Provided by Investing Activities        $ 216,830     $(338,631)
                                                        ---------     ---------

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                       For the Six Months Ended
                                                            December 31,
                                                      -------------------------
                                                        1999             1998
                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes payable                  $(186,478)      $  40,000
 Cash received for issuance of preferred stock          180,000          85,685
 Cash adjustment for equity method
  of recording-GoProfit                                (107,336)             --
                                                      ---------       ---------
    Net Cash Provided (Used) by Financing
     Activities                                        (113,814)        (45,685)
                                                      ---------       ---------

INCREASE (DECREASE) IN CASH                             103,858        (504,043)

CASH, BEGINNING OF PERIOD                               210,035         600,231
                                                      ---------       ---------

CASH, END OF PERIOD                                   $ 313,893       $  96,188
                                                      =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                         $      --       $   9,973
                                                      =========       =========
   Cash paid for interest                             $     574       $      --
                                                      =========       =========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                                December 31, 1999


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended December 31, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1999.

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

                             Diamond Equities, Inc.
                                December 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

Cash and cash equivalents totaled $313,893 at December 31, 1999 compared to $210,035 at June 30, 1999. The increase in cash was due primarily to the receipt of cash from Note Receivables of $221,000 and the issuance of Precision Plastics preferred stock for $180,000. The Company also used approximately $165,000 to settle the debt to the sellers of Accurate Thermoplastics and with the change of reporting the Company's investment with GoProfit.com using the equity method instead of consolidating the entities, $107,000 in cash was removed from the books. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt. During the two quarters ended December 31, 1999, the Company has received $23,000 from the Tru-Tel Note receivable, per the payment agreement, however, the Company has been notified that Tru-Tel is going through a reorganization bankruptcy and therefore collection on this note becomes questionable.

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

The Company's principal commitments at December 31, 1999 consists of obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

The Company generated revenues from operations of $113,911 with cost of sales of $64,671, and a gross profit of $49,240, for the quarter ended December 31, 1999 as compared to revenues of $305,683 with cost of sales of $171,075 and gross profit of $134,607 for the same period last year.
 The decrease in sales is due to the decrease in operations in the plastic company, with the loss of some major customers.

Selling, general and administrative expenses were $186,193 for the second quarter 2000 a decrease of $104,619 over the same period last year. The decrease is primarily due to the decrease in operations for the plastics company and for Diamond Equities.

Management anticipates that general selling and administrative expenses will continue to remain constant.

The Company incurred a loss of $(141,288) for the second quarter 2000 compared to a loss of $(141,875) for the same timely period a year ago. The Company recorded a 45,500 loss in connection with our investment in GoProfit.com, which is an unrecognized non-cash loss from recording our interest in their losses. Therefore the net loss for the current quarter is improved from that of a year ago.

                             Diamond Equities, Inc.
                                December 31, 1999


There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations, however, the second quarter is typically the slowest quarter for Precision Plastics.

PLAN OF OPERATIONS

The Company's plan for 2000 is to acquire additional plastic operations and consolidate the operations for maximum efficiency and profit and/or increase revenues generated from our existing plastic company. The Company is also continuing to search for other viable business operations in the internet industry to enhance our current investment in GoProfit.com. The current management of the Company has become the new management of GoProfit.com, and therefore will be more involved in assisting GoProfit in obtaining it goals to become publically traded, and enhancing its website features.

                           PART II OTHER INFORMATION

ITEM 3(b) DEFAULTS UPON SENIOR SECURITIES

The Company is 48 months in arrears ($194,023) as of February 14, 2000, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. No demand has yet been made on the Company by the Preferred shareholders.

                             Diamond Equities, Inc.
                                December 31, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2000                     Diamond Equities, Inc.


                                            By: /s/ David Westfere
                                                ---------------------------
                                                David Westfere, CEO and
                                                Principal Financial Officer