Form 10QSB
period 2000-03-31
DIAMOND EQUITIES INC
filed 2000-05-22
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From __________ to ___________


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


              216 South Alma School Road, Suite 10, Mesa, Az 85210
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (480) 462-5900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                              Yes [X]    No [ ]

As of March 31, 2000, Diamond Equities, Inc. Registrant had 8,180,099 shares of its $0.001 par value common stock outstanding.

                                        Page 1 of 11 sequentially numbered pages

                                    FORM 10-Q
                               THIRD QUARTER 2000

                             Diamond Equities, Inc.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

         Balance Sheets - March 31, 2000 and June 30, 1999 ..............  3 - 4

         Statements of Operations for the Three and Nine Months
         Ended March 31, 2000 and 1999 ..................................    5

         Statement of Cash Flows - for the Nine Months
         Ended March 31, 2000 and 1999 ..................................  6 - 7

         Notes to Financial Statements ..................................    8

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................    9


PART II. OTHER INFORMATION

         Item 3(b)  Defaults Upon Senior Securities .....................   10

                             DIAMOND EQUITIES, INC.
                                 Balance Sheets

                                     ASSETS

                                                          March 31,    June 30,
                                                            2000         1999
                                                         ----------   ----------
                                                         (Unaudited)  (Audited)
CURRENT ASSETS
  Cash                                                   $  224,228   $  210,035
  Certificates of Deposit                                        --           --
  Receivables
    Trade accounts, net of allowance for doubtful
      accounts of $13,606 at March 31, 2000 and
      June 30, 1999                                          80,093      199,338
  Interest Receivable                                            --       15,939
  Inventory                                                  79,677      184,143
  Prepaid expenses                                            4,929       37,744
  Note Receivable-current portion                                --      274,535
                                                         ----------   ----------

     Total Current Assets                                   388,927    1,126,734
                                                         ----------   ----------

PROPERTY AND EQUIPMENT                                      655,785    1,535,717
                                                         ----------   ----------
OTHER ASSETS
  Notes Receivable-noncurrent portion                       364,898      224,388
  Other assets                                              105,201      147,963
                                                         ----------   ----------

     Total Other Assets                                     470,099      372,351
                                                         ----------   ----------

                                                         $1,514,811   $3,034,802
                                                         ==========   ==========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               March 31,       June 30,
                                                                 2000            1999
                                                              -----------    -----------
CURRENT LIABILITIES
  Accounts payable                                            $   107,019    $   330,329
  Accrued expenses                                                 22,401         62,409
  Customers deposits                                                   --          8,809
  Line of Credit                                                       --             --
  Current Portion Long Term Debt                                    6,000        165,007
  Capital lease obligation - current portion                           --         33,435
  Accrued preferred dividends                                     194,023        196,774
                                                              -----------    -----------

     Total Current Liabilities                                    329,443        796,763
                                                              -----------    -----------
LONG-TERM LIABILITIES
  Captial Lease obligations                                        12,605          4,378
  Notes payable                                                        --        114,787
  Current Portions Long-term Debt                                  (6,000)            --
                                                              -----------    -----------

     Total Long-Term Liabilities                                    6,605        119,165
                                                              -----------    -----------

     Total Liabilities                                            336,048        915,928
                                                              -----------    -----------

MINORITY INTEREST                                                  34,780        241,203
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par, 6% cumulative,
    non-voting, class A; 10,000 shares authorized;
    0 and 727 shares issued and outstanding                       566,000              1
  Convertible preferred stock, non-voting, non-cumulative
    class B; 20,000 shares authorized; 15,075 shares
    issued and outstanding                                      1,344,630      1,605,540
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 8,180,099 and 7,366,099 shares issued
   and outstanding                                                  8,180          7,366
  Additional paid-in capital                                    3,546,523      4,130,066
  Accumulated deficit                                          (4,321,350)    (3,865,302)
                                                              -----------    -----------

     Total Stockholders' Equity                                 1,143,983      1,877,671
                                                              -----------    -----------

                                                              $ 1,514,811    $ 3,034,802
                                                              ===========    ===========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                              Statements of Income
                                   (Unaudited)

                                                     For the Three Months         For the Nine Months
                                                       Ended  March 31,              Ended March 31,
                                                  --------------------------    ------------------------
                                                     2000           1999           2000          1999
                                                  -----------    -----------    ----------    ----------
Net sales                                         $   142,930    $   396,170       487,403     1,099,474

Less cost of sales                                     63,785        137,286       275,076       457,938
                                                  -----------    -----------    ----------    ----------

Gross profit                                           79,145        258,885       212,327       641,536

Selling, general and administrative expenses          181,370        254,945       614,272       938,338
                                                  -----------    -----------    ----------    ----------

Operating income or (loss)                           (102,225)         3,940      (401,945)     (296,802)
                                                  -----------    -----------    ----------    ----------

Other income and (expenses), net                        5,841        (11,795)       17,558       (18,871)
Income (loss) from discontinued operations                 --             --            --            --
Minority Interest                                      10,033        (14,391)       31,520        14,295
Gain on sale of assets                                     --          1,000            --         1,000
Loss on investments                                   (41,100)            --      (200,000)           --
                                                  -----------    -----------    ----------    ----------

Net income (loss) before income taxes                (127,451)       (21,246)     (552,866)     (300,378)

Provision for income taxes                                 --             --            --            --
                                                  -----------    -----------    ----------    ----------

Net income or (loss) before preferred dividends      (127,451)       (21,246)     (552,866)     (300,378)

Preferred dividends                                       907            153         2,670           153
                                                  ===========    ===========    ==========    ==========

Net loss attributed to common stock                  (126,544)   $   (21,399)     (550,196)     (300,378)
                                                  ===========    ===========    ==========    ==========

Net income or (loss) per share                    $      (.02)   $      (.00)         (.07)         (.06)
                                                  ===========    ===========    ==========    ==========

Weighted Average Shares Outstanding                 8,030,099      4,766,099     7,587,432     4,766,099
                                                  ===========    ===========    ==========    ==========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                          For the Nine Months
                                                            Ended March 31,
                                                        ------------------------
                                                          2000          1999
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(552,866)    $(300,531)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Minority Interest                                      31,520       128,072
    Depreciation and amortization                         158,235        19,714
    Loss on Investments                                   200,000            --

  Changes in operating assets and liabilities
     (Increase) decrease in
     Receivables - trade and other                        135,184       (84,400)
     Inventory                                            104,466       (58,074)
     Prepaid expenses and other                            32,815         3,328
     Increase (decrease) in
     Accounts payable                                    (223,310)       83,642
     Accrued liabilities                                  (51,568)        4,665
                                                        ---------     ---------
       Net Cash Used in Operating Activities             (165,524)     (203,584)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                       (17,254)      (12,867)
 Proceeds form sale of assets                                  --        50,759
 Cash paid for investments                                     --      (375,000)
 Cash received from notes receivable                      216,875            --
 Cash received from CDS                                        --       256,955
                                                        ---------     ---------

         Net Cash Used by Investing Activities          $ 199,621     $ (80,153)
                                                        =========     =========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                           For the Nine Months
                                                             Ended March 31,
                                                         -----------------------
                                                           2000         1999
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash advanced from Lines of Credit                     $      --    $  40,000
  Principal payments on notes payable                     (190,208)    (153,609)
  Cash paid on Line of Credit                                   --      (95,200)
  Dividends paid                                                --         (153)
  Cash received from issuance of preferred stock           277,640           --
  Adjustment for equity method of recording GoProfit      (107,336)          --
                                                         ---------    ---------

     Net Cash Provided (Used) by Financing Activities      (19,904)    (218,962)
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH                                 14,193     (502,699)

CASH, BEGINNING OF PERIOD                                  210,035      600,231
                                                         ---------    ---------

CASH, END OF PERIOD                                      $ 224,228    $  97,532
                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for income taxes                             $      --    $      --
                                                         =========    =========
  Cash paid for interest                                 $   2,642    $  40,569
                                                         =========    =========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                                 March 31, 2000


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 1999.

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

                             Diamond Equities, Inc.
                                 March 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

Cash and cash equivalents totaled $224,228 at March 31, 2000 compared to $210,035 at June 30, 1999. The increase in cash was due primarily to the receipt of cash from Note Receivables of $221,000 and the issuance of Precision Plastics preferred stock for $277,640. The Company also used approximately $165,000 to settle the debt to the sellers of Accurate Thermoplastics and with the change of reporting the Company's investment with GoProfit.com using the equity method instead of consolidating the entities, $107,000 in cash was removed from the books. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt. During the three quarters ended March 31, 2000, the Company has received $23,000 from the Tru-Tel Note receivable, per the payment agreement, however, the Company has been notified that Tru-Tel is going through a reorganization bankruptcy and therefore collection on this note becomes questionable.

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

The Company's principal commitments at March 31, 2000 consists of obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

The Company generated revenues from operations of $142,930 with cost of sales of $63,785, and a gross profit of $79,145, for the quarter ended March 31, 2000 as compared to revenues of $396,176 with cost of sales of $137,286 and gross profit of $258,885 for the same period last year. The decrease in sales is due to the decrease in operations in the plastic company, with the loss of some major customers.

Selling, general and administrative expenses were $181,370 for the third quarter 2000 a decrease of $73,575 over the same period last year. The decrease is primarily due to the decrease in operations for the plastics company and for Diamond Equities.

Management anticipates that general selling and administrative expenses will continue to remain constant.

The Company incurred a loss of $(127,451) for the third quarter 2000 compared to a loss of $(21,246) for the same timely period a year ago. The Company recorded a 41,100 loss during this quarter in connection with our investment in GoProfit.com, which is an unrecognized non-cash loss from recording our interest in their losses.

                             Diamond Equities, Inc.
                                 March 31, 2000


There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations, however, the second quarter is typically the slowest quarter for Precision Plastics.

PLAN OF OPERATIONS

The Company's plan for 2000 is to acquire additional plastic operations and consolidate the operations for maximum efficiency and profit and/or increase revenues generated from our existing plastic company. The Company is also continuing to search for other viable business operations in the internet industry to enhance our current investment in GoProfit.com. The current management of the Company has become the new management of GoProfit.com, and therefore will be more involved in assisting GoProfit in obtaining it goals to become publically traded, and enhancing its website features. The Company also anticipates filing a registration statement with the SEC for Precision Plastics Molding, thus making it a public company as well.

                           PART II OTHER INFORMATION

ITEM 3(b) DEFAULTS UPON SENIOR SECURITIES

The Company is 51 months in arrears ($194,023) as of May 14, 2000, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. No demand has yet been made on the Company by the Preferred shareholders.

                             Diamond Equities, Inc.
                                 March 31, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2000                      Diamond Equities, Inc.


                                        By: /s/ David Westfere
                                            ------------------------------------
                                            David Westfere, CEO and
                                            Principal Financial Officer