Form 10QSB/A
period 2000-03-31
DIAMOND EQUITIES INC
filed 2000-05-24
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

     This Amendment No. 1 is being filed solely to correct the omission of the Financial Data Schedule from the Form 10-QSB for the quarter ended March 31, 2000, filed with the Commission on May 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

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