Form 10KSB40
period 2000-06-30
DIAMOND EQUITIES INC
filed 2000-10-13
CIK 923150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year June 30, 2000

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from: ____________ to: ____________

                         Commission File Number: 0-27138

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

                                 (480) 898-1846
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share

     Check whether the issuer: (1) filed all Reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's gross revenues for the year ended June 30, 2000, were $689,289.

     The market price of the voting stock held by non-affiliates (approximately 1,876,763 shares as of June 30, 2000) based upon the prices of such stock as of October 4, 2000, as reported in the OTC pink sheets was $0.26.

     The number of shares of Common Stock of the issuer outstanding as of June 30, 2000 was 9,580,059.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                      Documents incorporated by Reference:

     Incorporated by reference to this annual report are Forms 8-K filed by the Registrant on October 2, 1999 and December 17, 1999, which respectively disclose the acquisition of a company engaged in the internet commerce industry and the loss of control of that company.

                                TABLE OF CONTENTS



PART I                                                                  Page No.
                                                                        --------
     Item 1.   Description of Business ................................     3

     Item 2.   Description of Property ................................     8

     Item 3.   Legal Proceedings ......................................     9

     Item 4.   Submission of Matters to a Vote of Security Holders ....    10

PART II

     Item 5.   Market Price of and Dividends on the Registrant's
               Common Equity and Other Stockholder Matters ............    10

     Item 6.   Management's Discussion and Analysis or Plan of
               Operation ..............................................    11

     Item 7.   Financial Statements ...................................    13

     Item 8.   Changes in and Disagreements With Accountants ..........    13

PART III

     Item 9.   Directors, Executive Officers, Promoters and Control
               Persons ................................................    13

     Item 10.  Executive Compensation .................................    14

     Item 11.  Security Ownership of Certain Beneficial Owners
               and Management .........................................    14

     Item 12.  Certain Relationships and Related Transactions .........    15

     Item 13.  Exhibits List and Reports on Form 8-K ..................    16

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

     The Company effected the Asset Sale because the directors determined that the changing regulatory environment and business prospects would have a negative effect on the Company's future operations. The sale was made under an asset purchase agreement (the "Asset Purchase Agreement") for $1,711,250 in cash and a secured promissory note of $811,250 (the "Tru-Tel Note"). The Tru-Tel Note was payable on a monthly basis commencing on February 15, 1997, bearing interest at the rate of 8% per annum. The final payment of all accrued and unpaid interest and outstanding principal was due on or before January 15, 2002. The Tru-Tel Note was secured by a lien on all assets transferred in the Asset Sale and was further secured by personal guarantees of the principals of Tru-Tel.

     In early 1997, Tru-Tel defaulted on the Note and on March 18, 1997, the Company filed suit. On April 1, 1999, the parties settled the suit, with Tru-Tel's promise to pay the Company a total of Four Hundred Fifty Thousand Dollars ($450,000), payable with a cash payment of One Hundred Thousand Dollars ($100,000) and the balance in quarterly installments, secured by another Promissory Note. Since that time, Tru-Tel has defaulted on the settlement payments and filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The Company has filed a lawsuit against the principals of Tru-Tel for enforcement of their personal guaranties of the remaining amount of Three Hundred Fifty Thousand Dollars ($350,000).

     Subsequent to the Asset Sale, the Company has been essentially a "blank check" company, with cash and a promissory note as it's primary assets. It currently is engaged primarily in the plastics business pursuant to the acquisitions which are discussed below.

PLASTICS INDUSTRY ACQUISITION. In November, 1997, the Company established a subsidiary, Precision Plastics Molding, Inc. ("Precision" or the "Subsidiary"), a Nevada corporation, and on June 15, 1998 the Company and Precision purchased the assets of Premier Plastics Corporation, a Tempe, Arizona private corporation engaged in the plastic injection molding business. Consideration of $80,000 in cash was paid along with the assumption of various notes and payables in the amount of approximately $40,000. In addition, the selling shareholder of Premier received 300,000 shares of common stock of the Subsidiary valued at $0.25 per share. Prior to this acquisition, the Subsidiary had no assets. The purchase price was determined by negotiations between the parties. The cash paid was from the Company's own funds. There was no prior relationship between Premier and its sole shareholder and the officers and directors of the Company or its Subsidiary.

     On July 15, 1998, the Company and Precision closed a transaction involving the purchase of substantially all the assets of Accurate Thermoplastics, Inc. ("Accurate") an Arizona private corporation engaged in the plastic injection molding business. The assets purchased included equipment, inventories, contract rights, customer lists, know-how, drawings, specifications and intellectual property. The sole shareholder of Accurate, Roy L. Thompson, was engaged to serve as a consultant to Precision. He no longer serves in that capacity. The business of Accurate was to continue under the name Precision Plastics Molding, Inc. ("Precision"). Precision acquired the assets of Accurate for payment of Five Hundred Sixty Thousand Dollars ($560,000) consisting of cash and a promissory note, and in consideration for the assumption by Precision of certain liabilities of Accurate. The purchase price paid by Precision was determined by negotiations between the parties. The cash paid was from funds paid to Precision by the Company for 2,000,000 shares of Precision's common stock 68.9% of the outstanding common stock of Precision. There was and is no other relationship between Accurate and its sole shareholder and the officers and directors of the Company or Precision.

     On July 9, 1999, Accurate filed suit against the Company alleging breach of contract by failure to perform certain provisions of the asset purchase agreement, seeking unspecified damages. This lawsuit was subsequently settled by the Company which paid $165,000 and issued 14,000 shares of its Common Stock to the plaintiff.

     CURRENT PLASTICS MANUFACTURING OPERATIONS AND BUSINESS. The Company, through Precision, is actively engaged in the plastics injection molding business. The operations of Premier have been combined with those of Accurate, with both acquisitions now operating under the name of Precision Plastics Molding, Inc., and all operations are conducted at the former Accurate facility at 216 S. Alma School Rd., Mesa, AZ.

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

     MARKETING. Currently, Precision does not have a marketing or sales force. The current customers were acquired from the companies purchased. Precision may, if cash flow permits, hire personnel to find additional customers.

     CUSTOMERS / SUPPLIERS. Precision currently makes products for approximately fifteen (15) different customers. The major customers are Axxes and Amsafe. Management estimates that their business makes up approximately fifty-five percent (55%) of Precision's sales. Precision works with fifteen (15) to twenty
(20) different suppliers of different products used in the manufacturing process such as boxes and plastic resin. Precision's main suppliers of plastic are GE Polymerland and Plastics General Polymers.

     SALES. Precision has, as of September 1, 2000, a sales backlog of 2 days and has the raw materials to run production for these sales. The Company maintains its own tooling department, but also uses subcontractors for such services. It has no order backlog.

INTERNET BUSINESS ACQUISITION. On April 5, 1999, the Company entered into a Stock Purchase Agreement with GoProfit.Com, Inc., a Nevada Corporation. Under the Stock Purchase Agreement, the shareholders of GoProfit acquired six hundred thousand (600,000) shares of voting, restricted common stock of the Company in exchange for approximately ninety eight percent (98%) of the outstanding common stock of GoProfit, or 2,400,000 shares, based on the then 2,450,000 shares outstanding, as represented by GoProfit. The Agreement recognized that GoProfit had issued options to its employees and others representing seven hundred thirty five thousand (735,000) shares of common stock. In addition, the GoProfit Board Members had options for 6,000,000 shares. If all options were exercised, the percent of ownership in GoProfit by the Company would be significantly reduced to that of a minority shareholder. The GoProfit personnel exercised their options, and the Company was, in fact, a minority shareholder from August to November, 1999, but the company subsequently obtained the voting rights to
sufficient   shares  to  retake   control  of  GoProfit.   (See  Item  3  "Legal
Proceedings")

     GoProfit.com, Inc. was formed to design and build a world wide financial search engine for the Internet. Through the licensing and repackaging of proprietary technology from leading Internet purveyors of content, GoProfit.com stated that it intended to gain instant user credibility while achieving its own branded identity. At the same time, GoProfit management was to work toward developing innovative technologies designed so that GoProfit would become a "next-generation" search engine/Internet portal.

     GoProfit had no operating history or revenues, and was considered entirely promotional. GoProfit faced all the risks inherent in any new business, including competition, the absence of both an operating history and profitability and the need for additional working capital. GoProfit did not succeed because of problems and expenses encountered in connection with the development and operation of the business.

     GoProfit had entered into negotiations with various entities which were intended to help grow the website, but all such negotiations were halted because of GoProfit's inability to proceed with its business plan.

                      OPERATIONS OF DIAMOND EQUITIES, INC.

     CORPORATE OPPORTUNITIES. Although its financial resources are severely limited, the Company intends to continue to seek corporate opportunities. The Company's principal business objective is to seek long-term growth potential in a business venture rather than to seek immediate, short-term earnings. The Company does not restrict its search to any specific business, industry or geographical location.

     The Company is presently able to participate only in a very limited number of business ventures, due primarily to the Company's lack of capital. Lack of diversification, which the Company presently experiences, is a risk in investing in the Company because it limits the ability of the Company to offset potential losses from one venture against gains from another and will expose the Company to the cyclical and other risks of any business in which it invests.

     The Company has been seeking business opportunities in firms which have recently commenced operations, or are developing companies in need of additional funds for expansion into new products or markets, or are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. In some instances, a business opportunity may involve the acquisition of, or merger with a company which does not need cash but which desires to be part of a corporation with an established public trading market for its common stock. The Company may, depending on its opportunities, purchase assets, with its common or preferred stock, and establish wholly or majority-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate may be complicated, however, because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital. However, the Company believes that there are other companies seeking the perceived benefits of a publicly-traded corporation. The perceived benefits of a publicly-traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, estate planning and other factors. Business opportunities may occur in many different industries and at various stages of development, all of which can make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The Company has no capital with which to provide the owners of business opportunities with any cash. However, the Company plans to offer owners of business opportunities the possibility of acquiring equity interests in a public company at substantially less cost than is required, for example, to conduct an initial public offering. The owners of the business opportunities could, however, incur significant post-merger or acquisition registration costs if they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing registration statements and related reports and documents if required, Forms 8-K, acquisition and other agreements.

     Decisions regarding future acquisitions will be made by management of the Company, which will in all probability act without the consent, vote or approval of the Company's shareholders. The Company presently has no other agreements, understandings or arrangements to acquire or participate in any specific business opportunity.

     EVALUATION OF OPPORTUNITIES. Analyses of new business acquisitions will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. In analyzing prospective business opportunities, management considers such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of such management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the target business as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company may retain outside consultants, if the Board deems it necessary and financially possible, to aid in the analysis of a business opportunity.

     Since the Company is subject to Section 13 of the Exchange Act, it will be required to furnish certain information about significant acquisitions, including audited financial statements for the company(s) acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition.

     Any venture in which the Company participates presents various risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company must, therefore, depend on the ability of management to identify and evaluate such risks. Certain opportunities available to the Company may have been unable to develop a going concern or may be in development stage in that they have not generated significant revenues from their principal business activities prior to the Company's participation. In such cases, the combined enterprises, as in the case of GoProfit, may not become going concerns or advance beyond the development stage even after the Company's participation in the activity. Some of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Further, market and industry conditions are subject to change. Such risks have been and will be assumed by the Company and, therefore, its shareholders.

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

     FUTURE ACQUISITIONS. In any business opportunity, the Company may become party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also purchase the stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

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

     It is probable that in the near term, the Company will not have sufficient working capital to undertake any significant development, marketing, or manufacturing for any company which may be acquired. Accordingly, following the acquisition of any such company, the Company may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired company. There can be no assurance that the Company will be able to obtain additional financing or to interest third parties in providing funding for the further development of any companies acquired.

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

     REGULATION. The Company could, in certain circumstances, be deemed to be an investment company under the provisions of Section 3(a)(3) of the 1940 Act, which could have substantial adverse impact on its operations. This could occur if a significant proportion of its working capital were invested in short-term debt instruments for longer than a one-year period and the Company had no significant operations. The Company has, and intends to take all reasonable steps to avoid such classification in the future.

     The Company plans to structure any mergers or acquisitions in such a manner as to minimize federal and state tax consequences to the Company and the target company. Management of the Company also reviews any mergers or acquisitions in an effort to minimize the possibility that any merger or acquisition will be classified as a taxable event by the Internal Revenue Service.

     EMPLOYEES. Diamond Equities, Inc. presently has two (2) employees, both engaged in management and administrative functions. The Company also engages, from time to time, services of outside consultants to assist it in various functions. The Company may allocate a portion of its working capital for part-time secretarial and other services required by it.

     The Company's subsidiary,  Precision,  has six (6) non-union employees: One
(1) is a plant manager, one (1) is a production supervisor, one (1) is a quality assurance manager, one (1) is an operator, and two (2) are engaged in office and clerical duties.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company presently operates in the offices of its subsidiary, Precision, which leases 15,000 square feet of space at 216 South Alma School Road, Mesa, Arizona 85210, of which 13,000 square feet are used for production and 2,000 square feet for offices. The space is rented at $6,885 per month.

ITEM 3. LEGAL PROCEEDINGS.

     Except as set forth below, Neither the Company nor any of its subsidiaries is a party to any material pending legal proceedings or government actions including any material bankruptcy, receivership, or similar proceedings.
Management of the Company does not believe that there are any material proceedings to which any officer or affiliate of the Company, any owner of record of beneficially of more than 5% of the Common Stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The persons named in the indictments as disclosed in prior 10-KSB filings, are no longer officers or directors of the Company.

     TRU-TEL LITIGATION. In connection with the sale of its pay-telephone operations, the Company received a promissory note in the principal sum of $811,250. Monthly payments of $14,000 on the note were to commence on February 15, 1997. No payments on the note were received. In March, 1999, a complaint for breach of contract was filed with the Eighth Judicial District Court of Clark County, Nevada. The complaint alleged breach by the defendant, Tru-Tel Communications, LLC, issuer of the promissory note. The complaint also named as party defendants, the principals of Tru-Tel Communications, LLC and Finova Capital Corporation (provider of the financing used to purchase the assets.)

     The lawsuit was settled pursuant to a Settlement and Release Agreement on or about April 1, 1999, filed with the Court, wherein Tru-Tel and the other named defendants (Finova was dismissed) agreed to pay Four Hundred Fifty Thousand Dollars ($450,000), of which One Hundred Thousand was paid in April, 1999, and the balance was payable quarterly in payments of $21,874.98.

     Tru-Tel has since filed for bankruptcy, and the Company has filed a lawsuit against the principals of Tru-Tel who personally guarantied the Note. There is no assurance that the Company will be able to collect the approximate $350,000 balance. It may be likely that the Company may not receive the full payment settled upon.

     INVESTIGATION OF SHAREHOLDER. In 1999, the State of Florida's Department of Banking and Finance advised the Company that it was reviewing the ownership of securities of the Company by Derby Holdings Group, Ltd. (See Items 5 and 11). The review is confidential and is not construed as an indication of a violation on the part of the Company or any other person or entity. The Company has heard nothing further regarding this.

     GOPROFIT LITIGATION. On August 28, 2000 the Company filed a complaint in the Eight Judicial District Court, Clark County, Nevada, seeking recission of the Stock Purchase Agreement with GoProfit.com, Inc. ("GoProfit") and damages against the former principals of the GoProfit. In the action, the Company seeks to cancel or retrieve the common stock it issued to GoProfit and its principals. It also seeks the appointment of a Receiver or Custodian pursuant to Nevada state law. The latter has been requested on the basis of the alleged fraudulent nature of the sale, and the insolvency of GoProfit. The claim for recission is based on the alleged breach of the terms and conditions of the GoProfit Stock Purchase Agreement. Damages are being sought for the loss of benefit of the buyer, i.e., because of the alleged lost opportunity with respect to its assets; the Company has lost market value in its stock equity.

     The Complaint also alleges a breach of fiduciary duty by the former principals of GoProfit in the failure to protect assets and the misappropriation and/or division of assets. Removal of the former principals of GoProfit as Directors of that company is also sought.

     The hearing on the Complaint filed by the Company is presently scheduled for hearing on October 9, 2000 at 9:00 a.m. before the Eighth Judicial District Court of Clark County, Nevada, located in Las Vegas.

     1996 DEPARTMENT OF JUSTICE ACTION. In 1996, the U.S. Department of Justice took action against certain former directors and officers of the Company and other non-affiliated individuals who were accused of racketeering, RICO violations, securities fraud and wire fraud. All of the charges against the former directors and officers arose out of alleged activities the individuals undertook while serving as directors and officers of the Company. The Company was not a party of and was not named as a defendant in the indictments. However, because the indictments related to activities alleged to have been perpetrated by then officers and directors of the Company, there can be no assurance that the indictments ultimately will not have a material adverse effect on the Company. The persons named in the action (as disclosed in prior 10KSB filings), have not been officers or directors of the Company since 1994. For more information, see 10KSB's as previously filed by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fiscal year ended June 30, 2000, to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently traded in the over-the-counter market and is quoted by the National Quotation Bureau as a non-NASDAQ OTC security. According to information provided to the Company, during the fiscal year ended June 30, 2000, 19,503,200 shares of the Company's Common Stock were traded on the OTC Market. Nonetheless, the Company therefore believes that there is no well established public trading market for the Company's Common Stock. The Company also believes that there are only five (5) market makers which currently make a market in the Company's Common Stock. These "pink sheet" quotations reflect inter-dealer reported bid prices, and may or may not necessarily represent actual transactions.

                                CLOSING BID               CLOSING ASK
                           ---------------------      -------------------
1999                         HIGH         LOW          HIGH        LOW
                             ----         ---          ----        ---

        July 1
       through               6.4375      1.53125      6.46875       1.75
     September 30

      October 1
       through              1.40625       .34375         1.50     .40625
      December 1

2000

      January 3
       through                .9375        .3125            1       .375
       March 31

       April 3
       through                 1.47       .28125       1.5625     .34375
       June 30

     As of June 30, 2000, there were approximately 715 holders of record of the Company's Common Stock as reported to the Company by its transfer agent.

     No cash dividends have been declared or paid to date on the Company's Common Stock.

RELATED STOCKHOLDER MATTERS.

     The Registrant previously had 727 shares of Series A 6% Preferred Stock outstanding, with $194,023 in accrued but unpaid dividends. On October 28, 1997 the Registrant entered into an agreement with Dingaan Holdings, S.A., the sole shareholders of the Series A Preferred Stock, to exchange these shares for 18,000 shares of new Series B Preferred Stock. The Series B Preferred Stock carries no dividend and is convertible to 18,000,000 shares of common stock of the Registrant. Dividends were left outstanding.

     Of the eighteen thousand (18,000) shares of Series B convertible preferred stock held by Dingaan Holdings, SA ("Dingaan"), an affiliate, Dingaan transferred all of its shares to Derby Holdings Group, Limited ("Derby"). Subsequently, Derby converted a number of the Class B preferred stock.

     From March 9, 1999 to August 25, 2000, such transactions were made, and Derby has been issued a total of Three Million Three Hundred Thousand (3,300,000) shares of the Company's common stock.

     The Company issued one hundred (100) shares of Series B Convertible Preferred Stock to Hanes Development, Ltd., a British Virgin Islands corporation, in connection with the Company's acquisition of GoProfit.Com, Inc. The Company also issued six hundred thousand (600,000) shares of restricted common stock to principals of GoProfit.Com, Inc., in connection with the GoProfit.Com, Inc. acquisition. Through its lawsuit against GoProfit, the Company is attempting to retrieve the shares issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

     In April 1999, the Company acquired all of the common stock of GoProfit a development stage company in the process of developing an internet web site and financial search engine. The Company included the expenses of GoProfit.com from April through June 1999 in the fiscal year ended June 30, 1999. In July 1999 the management of GoProfit.com issued shares to employees and officers and the Company's ownership in GoProfit dropped to 37 %. At such time the Company accounted for the investment in GoProfit on the equity method , therefore the general and administrative expenses in fiscal 2000 do not include GoProfit expenses and comparability between the two years is compromised.

     The Company had a net loss of $(943,011) in the fiscal year ended June 30, 2000 as compared to a net loss of ($626,210) in the fiscal year ended June 30, 1999. The difference of ($320,000) in net loss in the year ended June 30, 2000 versus 1999 is due mostly to the write off of the Tru-Tel note of ($261,000) and the decrease of profitability. The loss incurred in the write off of the investment in GoProfit of ($213,000), and the loss from GoProfit's operations included in the 1999 figures are nearly equal. The net loss from continuing operations for the fiscal year 2000 was ($589,285), as compared to ($703,663) for the fiscal 1999. The increase in operating activities is due to the fine-tuning of operations as revenues and cash reserves have declined. Precision Plastics had losses of ($337,009) in the year 2000 verses ($240,340) in 1999.

     Interest income decreased to $3,667 in fiscal 2000 as compared to $35,919 in the fiscal year ended June 30, 1999, due to diminishing cash balances. The Plastics operations generated revenues of $689,000 during 2000 as compared to $1,367,000 for fiscal 1999. The decrease in sales of $678,000 was due in part to the loss of a major customer. The major customer provided a large volume of work, however, due to the rework and small margin received on the work very little profit was realized. The gross margin for the fiscal year 2000 was approximately 16% verses 23% in 1999. The decrease in margin is attributed to the decrease in sales yet maintaining the same amount of manufacturing overhead and depreciation on the machinery.

     The Company's selling, general and administrative expenses decreased by 31% to $694,113 for the fiscal year 2000 as compared to $1,008,333 for the fiscal year ended June 30, 1999. The decrease is due to the elimination of GoProfit's administrative expenses of approximately ($122,000) and the decrease in operating activities for both companies in fiscal 2000.

     The Company's future result of operations may be materially affected due to the recent legal action taken against GoProfit.com. The plastics operations is expected to increase in fiscal 2001, due to contracts in place at year end. The Company anticipates that in the fiscal year ending June 30, 2001, that the operations in the plastics industry will be expanded with additional acquisitions and growth.

     LIQUIDITY AND CAPITAL RESOURCES. The Company requires capital to support the injection molding operations and general and administrative expenses of the parent company, as it searches for viable acquisitions, and oversees the investments in its subsidiaries.

     At June 30, 2000, the Company had cash and cash equivalents of $125,049 compared to cash and cash equivalents of $210,035 at June 30, 1999. This decrease of approximately ($85,000) resulted from the elimination of ($107,336) of GoProfit's cash at the time of elimination of GoProfit as a consolidated subsidiary, the loss of cash in operations of approximately ($200,000) and the receipt of cash from Precision's issuance of stock for cash of $240,000.

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

     Principal uses of working capital will include payment of the Company's general and administrative expenses and inventory. There is currently no requirement to pay accrued and unpaid dividends on its previously outstanding shares of Series A 6% Preferred Stock and no dividends are payable on its Series B Preferred Stock. The Company has accrued dividends to the new Series A Preferred shareholders, and payments of these dividends have been made quarterly during the year, and will continue to be due quarterly.

     The Company believes that its existing cash balances and net cash flows from operations (if any) will be sufficient to meet the Company's cash requirements for the next 12 months. However, the foregoing and the Company's ability to operate profitably are subject to material uncertainties. See Item 6 "Results of Operations for the Fiscal Years Ended June 30, 2000 and 1999".

     THE FOREGOING ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBORS CREATED THEREBY. ACTUAL RESULTS COULD DIFFER MATERIALLY BECAUSE OF THE FOLLOWING
FACTORS: LOSSES DUE TO AN UNPROFITABLE NEW LINE OF BUSINESS; THE CONTINUED EMPLOYMENT OF KEY MANAGEMENT; A CHANGE IN CONTROL OF THE COMPANY DUE TO THE CONVERSION BY DINGAAN HOLDINGS, S.A. OF ITS SERIES B PREFERRED STOCK OR OTHER EVENTS.

ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements are attached hereto and incorporated herein:

                           Heading                                          Page
                           -------                                          ----

Independent Auditor's Report .............................................  F-1

Predecessor Independent Auditor Report ...................................  F-2

Balance Sheets for the Years Ended June 30, 1998 and 1997 ................  F-3

Statements of Operations for the Years Ended June 30, 1998 and 1997 ......  F-4

Statements of Stockholder's Equity for the years ended June 30, 1998,
1997 and 1996 ............................................................  F-5

Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996 .................................................................  F-6

Notes to Financial Statements ............................................  F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     On July 31, 2000, the Company changed accountants, without any disagreement or adverse opinion or disclaimer.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     GENERAL.

     The following information is provided for each of the executive officers and directors of the Company:

     DAVID WESTFERE, 34, has been a Director, President and Chief Executive and Operating Officer of the Company since April 6, 1995, and was General Manager of Operations from January 1991 to April 1995. He also acts as president of Precision Plastics Molding, Inc., a subsidiary of the Company. Mr. Westfere presently works part time for the Company, and for Precision, and is also presently the owner-operator of a towing service company. From 1988 until 1990 he was the route supervisor for the Company's pay telephone operation in Bakersfield, California, and from 1990 until 1991 he was the route supervisor of the Company's pay telephone operation in Phoenix, Arizona. From September 1984 to June 1987 Mr. Westfere attended the University of Akron.

     TODD D. CHISHOLM, 38, has been a Director of the Company since June 27, 1995. From June 1990 until September 1992 he was employed as a staff accountant by Orton & Company, Certified Public Accountants, and from September 1992 until June 1994 he was employed as audit manager by Jones, Jensen, Orton & Company, Certified Public Accountants. Since June 1994 he has been self-employed as a certified public accountant. Since April 1995 he has also been the vice-president and chief financial officer of The Solarium, Inc., a privately held travel and tanning center. Mr. Chisholm received a bachelor of arts degree in business from the University of Utah. He has been a certified public accountant since 1992.

     The Registrant also employs Mr. Chisholm as it's CFO and Secretary/Treasurer. Mr. Chisholm, performs accounting services for the Registrant for which he is paid a flat fee of $850 per month for compilation services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement between Mr. Chisholm and the Registrant are at least as favorable as terms that could be obtained with a non-affiliated party.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table set forth the aggregate executive compensation earned by or paid to current management of the Company for the fiscal year ended June 30, 2000, 1999 and 1998 .

                                                         Annual Compensation
                                          -------------------------------------------------
Name and Principal Positions     Year     Salary        Bonus     Other Annual Compensation
----------------------------     ----     ------        -----     -------------------------
David Westfere, President (1)    2000     $76,000(5)   $  0.00           $ 9,496(2)
                                 1999     $38,400      $10,000           $19,994(3)
                                 1998     $36,800      $  0.00           $51,787(4)

Todd D. Chisholm                 2000     $  0.00      $  0.00           $  0.00
                                 1999     $  0.00      $10,000           $  0.00
                                 1998     $  0.00      $  0.00           $  0.00

----------
(1) The Company did not pay any long-term compensation to Mr. Westfere during the above periods.

(2) During Fiscal 2000, the Company paid $5,654.36 in Medical Insurance and $3,841.94 in other employee benefits.

(3) During the fiscal year 1999, the Company paid (i) health insurance premiums of approximately $6,000 and (ii), $33,000 to C&N, Inc., a company controlled by Mr. Westfere, for management services.

(4) During fiscal year 1998, the Company paid health insurance premiums of $5,920 for Mr. Westfere and his family. The Company also paid a total of $36,000 to C&N, Inc., a company controlled by Mr. Westfere, for management services during such period.

(5) Includes $46,000 as salary for the position of President of the Company and $30,000 as President of Precision.

     No executive officer of the Company received compensation exceeding $100,000 for the fiscal years ended June 2000, 1999 and 1998.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning the Common Stock ownership as of June 30, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; (iii) each of the Company's executive officers; and (iv) directors and executive officers of the Company as a group:

                                                            Amount and Nature of
    Name and Address of Beneficial Owner                    Beneficial Ownership
    ------------------------------------                    --------------------
             Oak Holdings, Inc.                                 2,500,000 (1)
               Apartado 63685
         Panama, Republic of Panama

                 Cede & Co.                                     4,458,185 (2)
                P.O. Box 222
           Bowling Green Station
          New York, New York 10274

              Todd D. Chisholm                                     15,000
              P.O. Box 540216
        North Salt Lake, Utah 84054

               David Westfere                                      10,000
             105 E. Ellis Drive
              Tempe, AZ 85282

   Directors and Executive Officers as a Group                     25,000
                 (2 persons)

----------
(1) These shares are held and of record by Oak Holdings, Inc., Grafton Holdings, S.A. ("Grafton") has indicated that it has direct beneficial ownership of such shares. However, the Company believes that Grafton has indirect ownership of such shares as the sole corporate director of Oak Holdings, Inc.. As the sole corporate director of Oak Holdings, Inc., Grafton has represented to the Company that it is responsible for the management of Oak Holdings, Inc. Mr. Baily has indicated to the Company that he has indirect beneficial ownership of such shares by virtue of being a controlling shareholder of Oak Holdings, Inc. with Pedro Coronado.

(2) Represents shares held for the benefit of individual shareholders in the "street name" of Cede & Co., an entity which exists to perform that function.

     The above table and footnotes reflects the removal of certain entities which no longer own 5% or more of the outstanding Common Stock.

     As of September 27, 2000, the Company had outstanding 14,700 shares of Series B Preferred Stock, all of which shares are now owned of record by Derby Holding Group ("Derby")and 100 shares held by Hanes Development, Ltd.

     There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Company. However, if at any time Derby should elect to convert its shares of Series B Preferred Stock into shares of Common Stock, control of the Company would change to that entity upon such conversion.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Chisholm, a director of the Company, performs accounting services for the Company. He is paid a flat fee of $850 per month for compilation services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement are at least as favorable as the terms that could be obtained with a non-affiliated party.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a) The following exhibits are furnished with this Report pursuant to Item 601 of Regulation SB-2.

Exhibit No.                 Description of Exhibit                     Reference
-----------                 ----------------------                     ---------

  3 (i)       Articles of Incorporation as amended                           *

  3 (ii)      Bylaws of the Company, as currently in effect                  *

  3 (iii)     Certificate regarding Series A 6% Preferred Stock             ***

  3 (iv)      Certificate of Amendment of Articles of Incorporation,
              dated June 20, 1997                                           ***

  3 (v)       Articles of Incorporation - Precision Plastics Molding, Inc    *3

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

  10.6        Form 12b-25 dated September 27, 1997                        *****

  10.7        Stock Purchase Agreement between Teletek, Inc. and
              Dingaan  Holdings, S.A. dated December 1, 1996
              (change in control of registrant)                          ******

  10.8        Asset Purchase Agreement between the Company, Precision
              and Premier Plastics Corp, dated June 15, 1998.              *3

  10.9        Asset Purchase Agreement between the Company, Precision
              and Accurate Thermoplastics, Inc., dated July 15, 1998       *3

  10.10       Preferred Stock Exchange Agreement  Dingaan/DEI              *3

  10.11       Stock Purchase Agreement - GoProfit.Com, Inc.                *4

Exhibit No.                 Description of Exhibit                     Reference
-----------                 ----------------------                     ---------

  10.12       Correction Agreement - GoProfit.Com, Inc.                    *4


  10.13       Form 12b-25 -- Filed 9-28-99                       Incorporated by
                                                                    reference

  27          Financial Data Schedule                             Filed herewith

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

*4 Incorporated by reference to the exhibits filed with the Company's 1999 annual report on Form 10-KSB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on October 13, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND EQUITIES, INC.
Registrant

By:  /s/ David D. Westfere
     -----------------------------------------
     David D. Westfere, President

Date: October 13, 2000


By:  /s/ Todd D. Chisholm
     -----------------------------------------
     Todd D. Chisholm, Chief Financial Officer

Date: October 13, 2000

                             DIAMOND EQUITIES, INC.

                              FINANCIAL STATEMENTS
                    Including the accounts of its subsidiary

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report                                             F-1

Consolidated Balance Sheet -- June 30, 2000                              F-2

Consolidated Statements of Operations for the years ended June 30,
2000 and 1999                                                            F-3

Consolidated Statement of Stockholders' Equity for the years ended
June 30, 2000 and 1999                                                   F-4

Consolidated Statements of Cash Flows for the years ended June 30,
2000 and 1999                                                         F-5 - F-6

Notes to Consolidated Financial Statements                            F-7 - F-15

                          Independent Auditors' Report

The Board of Directors and Shareholders of
Diamond Equities, Inc.

We have audited the accompanying consolidated balance sheet of Diamond Equities, Inc. including the accounts of its subsidiary, Precision Plastics Molding, Inc. as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2000. These financial sare the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diamond Equities, Inc, for the period ended June 30, 1999, were audited by other auditors whose report dated September 16, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Equities, Inc., including the accounts of its subsidiary as of June 32000, and the results of operations and cash flows for the period ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has accumulated losses from operations and declining revenue that raise substantial doubt about its ability to continue as a going concern.

Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Mantyla McReynolds

                                        MANTYLA McREYNOLDS

Salt Lake City, Utah
August 4, 2000

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000

                                     ASSETS
CURRENT ASSETS
  Cash & cash equivalents - Notes 2 & 4                             $   125,049
  Accounts receivable (net of allowance $9,960 ) - Note 15               83,607
  Interest receivable                                                     3,281
  Note receivable- Note 5                                                15,750
  Inventory - Notes 2 & 7                                                98,581
                                                                    -----------
      TOTAL CURRENT ASSETS                                              326,268

PROPERTY AND EQUIPMENT - NOTE 8
  Property and equipment                                              1,044,724
  Less: Accumulated depreciation                                       (426,768)
                                                                    -----------
      NET PROPERTY AND EQUIPMENT                                        617,956

OTHER ASSETS

  Deposits                                                                6,750
                                                                    -----------
      TOTAL OTHER ASSETS                                                  6,750
                                                                    -----------
      TOTAL ASSETS                                                  $   950,974
                                                                    ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   143,549
  Accrued liabilities                                                    56,443
  Accrued preferred dividends - Note 14                                  17,784
  Current portion of capital leases payable - Note 21                     2,091
                                                                    -----------
      Total Current Liabilities                                         219,867

Long-Term Liabilities
  Capital leases payable - Note 21                                        4,378
  Less current portion of capital leases                                 (2,091)
                                                                    -----------
      Total Long-Term Liabilities                                         2,287
                                                                    -----------
      Total Liabilities                                                 222,154

Minority Interest                                                       231,258

STOCKHOLDERS' EQUITY - Note 14
  Preferred stock A -- 6%, $.001 par value, convertible,
   18,000 shares authorized, 250 issued and outstanding,
   liquidation preference of $ 250,000                                        1
  Preferred stock B -- convertible, 18,000 shares
   authorized, 15,194 shares issued and outstanding                   1,708,684
  Capital stock -- 50,000,000 shares authorized,
   $.001 par value; 8,280,099 shares issued and outstanding               8,280
  Additional paid-in capital                                          3,606,391
  Deficit accumulated during the development stage                   (4,825,794)
                                                                    -----------
      Total Stockholders' Equity                                        497,562
                                                                    -----------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $   950,974
                                                                    ===========

                 See accompanying notes to financial statements

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                             JUNE 30, 2000 AND 1999

                                                        YEAR            YEAR
                                                        ENDED           ENDED
                                                       6/30/00         6/30/99
                                                     -----------    -----------

Revenues - Note 1                                    $   689,289    $ 1,368,510
 Cost of sales                                           584,461      1,063,840
                                                     -----------    -----------
      GROSS PROFIT                                       104,828        304,670

 Marketing, general and administrative                   694,113      1,008,333
                                                     -----------    -----------
  Total Operating Expenses                               694,113      1,008,333
                                                     -----------    -----------
      NET LOSS FROM OPERATIONS                          (589,285)      (703,663)

Other Income/(Expense)
  Interest income                                    $     3,667    $    35,919
  Interest expense                                       (11,937)       (63,665)
  Other income                                            23,696         15,300
  Loss from write off of investments - Note 9           (212,906)
  Loss from write off of note - Note 5                  (261,000)
  Loss on legal settlement                                              (22,452)
  Loss on sale of asset                                                 (12,861)
                                                     -----------    -----------
      TOTAL OTHER INCOME/(EXPENSE)                      (458,480)       (47,759)
                                                     -----------    -----------
      NET LOSS FROM CONTINUING OPERATIONS BEFORE
       MINORITY INTEREST AND EXTRAORDINARY ITEM       (1,047,765)      (751,422)

Minority Interest                                        104,754         76,588
                                                     -----------    -----------
      NET LOSS FROM CONTINUING OPERATIONS
       BEFORE EXTRAORDINARY ITEM                     $  (943,011)   $  (674,834)

EXTRAORDINARY ITEM
  Debt forgiveness income                                      0         48,624
                                                     -----------    -----------
      LOSS FROM CONTINUING OPERATION                    (943,011)      (626,210)
                                                     -----------    -----------
      NET LOSS                                       $  (943,011)   $  (626,210)
                                                     ===========    ===========
BASIC NET LOSS PER COMMON SHARE
  Continuing operations before extraordinary item    $     (0.12)   $     (0.13)
  Extraordinary item                                        0.00           0.01
                                                     -----------    -----------
      TOTAL                                          $     (0.12)   $     (0.12)
                                                     ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             8,074,265      5,161,715
                                                     ===========    ===========

                 See accompanying notes to financial statements

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                                         PREFERRED STOCK
                                  COMMON STOCK                  ----------------------------------
                                ---------------    ADDITIONAL     SERIES A          SERIES B
                                SHARES   COMMON     PAID-IN     --------------  ------------------     ACCUMULATED
                                ISSUED    STOCK     CAPITAL     SHARES  AMOUNT  SHARES      AMOUNT       DEFICIT         TOTAL
                                ------    -----     -------     ------  ------  ------      ------       -------         -----
BALANCE, JULY 1, 1998         4,666,099  $ 4,666  $ 2,582,282       0    $ 0    18,000   $ 1,817,591   $(3,235,713)   $ 1,168,826

Conversion of Series B        2,100,000    2,100      209,951                   (2,100)     (212,051)                           0

Stock issued for acquisition    600,000      600      359,400                                                             360,000

Issuance of Series A                                  349,999     350      1                                              350,000

Stock issued by subsidiary                            628,434                                                             628,434

Preferred dividends                                                                                         (3,379)        (3,379)

Net loss for the year ended
  June 30, 1999                                                                                           (626,210)      (626,210)
                              ---------  -------  -----------    ----    ---   -------   -----------   -----------    -----------

BALANCE, JUNE 30, 1999        7,366,099  $ 7,366  $ 4,130,066     350    $ 1    15,900   $ 1,605,540   $(3,865,302)   $ 1,877,671

Conversion of Series B          600,000      600       59,986                     (600)      (60,586)                           0

Stock issued to settle suit      14,000       14      114,780                                                             114,794

Conversion of Series B          300,000      300       29,993                     (300)      (30,293)                           0

Cancelled Series A                                   (100,000)   (100)     0                                             (100,000)

Adjustment to equity
  method for GoProfit
  minority interest                                  (628,434)                                                           (628,434)

Conversion of Preferred
  dividends to Series B
  Preferred stock                                                                  194       194,023                      194,023

Preferred dividends                                                                                        (17,481)       (17,481)

Net loss for the year ended
  June 30, 2000                                                                                           (943,011)      (943,011)
                              ---------  -------  -----------    ----    ---   -------   -----------   -----------    -----------

BALANCE, JUNE 30, 2000        8,280,099  $ 8,280  $ 3,606,391     250    $ 1    15,194   $ 1,708,684   $(4,825,794)   $   497,562
              === ====        =========  =======  ===========     ===    ===    ======   ===========   ===========    ===========

                 See accompanying notes to financial statements

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                YEAR ENDED       YEAR ENDED
                                                                 6/30/00          6/30/99
                                                                ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                      $(943,011)       $(626,210)
  Minority interest net loss                                     (104,754)         (76,588)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                  215,378          220,826
   Allowance on note and accounts receivable                       (3,646)               0
   Forgiveness of debt                                                  0          (48,624)
   Gain on disposal of equipment                                        0          (12,861)
   Loss in investment                                             300,186                0
   Loss on legal settlement                                             0           22,452
   Notes receivable forgiven as compensation for services               0           20,000
   Decrease/(increase) in accounts receivable                     118,477           37,160
   Increase/(decrease) in accounts payable                        (68,205)          42,236
   Increase/(decrease) in other current liabilities                (5,166)          53,936
   Decrease/(increase) in deposits                                  1,000                0
   Decrease/(increase) in interest receivable                      12,658          (14,355)
   Decrease/(increase) in inventories                              85,562          (95,175)
   Decrease/(increase) in other assets                            195,893          (24,950)
   Increase/(decrease) in deferred income                          (8,809)           8,809
   Decrease/(increase) in prepaid expenses                          6,628          (32,633)
                                                                ---------        ---------
       NET CASH USED FOR OPERATING ACTIVITIES                    (197,809)        (525,977)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, machinery and equipment                   (17,839)        (371,294)
  Cash loaned for notes receivable                                      0         (209,800)
  Payments received on notes receivable                           200,000          109,800
  Redemption (purchase) of certificates of deposits                     0          505,404
  Purchase of business assets net of cash acquired                      0         (346,429)
  Proceeds on liquidation of other assets                               0           42,987
  Cash committed and paid under investment agreement                    0         (100,000)
                                                                ---------        ---------
       NET CASH USED FOR INVESTING ACTIVITIES                     182,161         (369,332)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on lines of credit                                     0         (250,200)
  Payments on notes payable                                      (165,000)        (110,885)
  Issuance of Preferred Series A 6% Cumulative stock                    0          350,000
  Minority accrual of preferred dividends                          (1,119)               0
  Proceeds from stock issued by subsidiary                        240,000          618,250
  Payment of dividends                                             (2,448)            (628)
  Principal payments on leases                                    (33,435)        (101,424)
                                                                ---------        ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                   37,998          505,113
                                                                ---------        ---------
       NET INCREASE/(DECREASE) IN CASH                             22,350         (390,196)

BEGINNING CASH AND CASH EQUIVALENTS                               210,035          600,231
                                                                ---------        ---------
LESS BEGINNING CASH IN GOPROFIT                                  (107,336)
                                                                ---------        ---------
ENDING CASH AND CASH EQUIVALENTS                                $ 125,049          210,035
                                                                =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for interest                         $   1,475        $  59,521
 Cash paid during the year for income/franchise taxes           $     100        $     800

                 See accompanying notes to financial statements

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


NONCASH FINANCING ACTIVITIES:                              2000           1999
                                                         --------       --------
Common stock issued for debt                             $114,794       $     --

Accounts payable assumed in asset purchase                     --        176,859

Capital lease assumed in asset purchase                        --        185,733

Note payable assumed in asset purchase                         --         94,639

Notes payable issued in asset purchase                         --        390,679

Equipment acquired under capital lease                         --          8,097

Value of common stock issued in asset purchase                 --        360,000

Accounts receivable offset against note payable
(Balance forgiven)                                             --         46,015

Note payable forgiven                                          --         94,639

Equipment returned to lessor
(net of depreciation of $21,034)                               --         98,966

Capital lease obligation settled by equipment return           --         86,105

Forgiveness of officer receivables and interest                --         20,000


                 See accompanying notes to financial statements

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

       The consolidated financial statements include the accounts and activity of Diamond Equities, Inc. (the "Company") and its majority owned subsidiary Precision Plastics Molding, Inc. (All significant intercompany transactions and balances have been eliminated in consolidation. The Company was previously in the business of locating sites and installing pay telephone equipment. On November 15, 1996, the Company sold all of its pay-telephone assets, its only business segment, to Tru-Tel Communications, LLC. The discontinued operations were located in the southwestern United States. The Company changed its name to Diamond Equities, Inc. on June 20, 1997 and has since been seeking acquisition targets. On June 15, 1998 the Company's majority owned subsidiary, Precision Plastics Molding, Inc., purchased the assets of a plastic injection molding business. On July 20, 1998 Precision purchased the assets of a second plastic injection molding business. The new businesses are located in Arizona and business is generated in the southwestern United States. On April 5, 1999, the Company acquired all of the common stock of GoProfit.com, Inc. ("GoProfit"). GoProfit is a development stage enterprise in the process of developing a Internet web site and financial search engine for the Internet. GoProfit was formed in March 1999. GoProfit will be required to raise substantial equity capital to implement its business plan. Subsequent to the Company's acquisition, GoProfit raised additional capital which reduced the Company's holdings of GoProfit to approximately 76% at June 30, 1999. By June 30, 2000 the Company's ownership in GoProfit dropped to approximately 37%. Due to the decreased ownership in GoProfit the company switched to the equity method of accounting for the investment. Thus, the accompanying financial statements do not include the consolidated accounts of GoProfit. The Company has no obligation to fund the operations of GoProfit. There can be no assurances that GoProfit will raise additional funding for this business or that operations will be successful.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       CASH AND CASH EQUIVALENTS

       Includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

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

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

       PROPERTY, MACHINERY AND EQUIPMENT

       Property, machinery and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred.

       REVENUE RECOGNITION

       The Company recognizes revenue upon shipment of product.

       ADVERTISING EXPENSES

       The Company expenses advertising costs as incurred. Advertising expenses were $1,796 and $16,884 for the years ended June 30, 2000 and 1999, respectively.

       FINANCIAL INSTRUMENTS

       Financial instruments consist primarily of cash, accounts receivable, notes receivable, investments and obligations under accounts payable, accrued expenses, debt, and capital lease instruments. The carrying amounts of cash, restricted cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximate fair value because of the short maturity of those instruments. The carrying value of the Company's capital lease arrangements approximates fair value because the instruments were valued at the retail cost of the equipment at the time the Company entered into the arrangements.

       USE OF ESTIMATES

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

       LOSS PER COMMON SHARE

       Net loss per common share is calculated under the provisions of SFAS No. 128 EARNINGS PER SHARE, by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share are not presented because the effect of considering the convertible preferred stock would be antidilutive for both years ending June 30, 2000 and 1999.

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 3 INVESTMENT

       The Company entered into an investment agreement in June 1999 to provide $100,000 to a company in exchange for 200,000 shares of the company's common stock and repayment of the loan at 8% interest per annum. The agreement stipulates that the funds are to be held in a separate account and used by the investee to pay agreed upon expenditures. During fiscal year 2000 the investee company defaulted on the note. The Company's ownership in the investee company was transferred to a third party creditor. The Company was obligated to disburse the funds to pay for the expenses of the investee company and had no further obligations or ownership interest in the investee.

NOTE 4 CASH AND CASH EQUIVALENTS

       The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2000, the Company's uninsured bank balances total $2,847.

NOTE 5 NOTE RECEIVABLE

       On November 15, 1996 the Company sold all of its assets related to the operation of the pay-telephone business. In connection with the sale of the assets, the Company received a note receivable of $811,250. No payments had been received on the note through June 30, 1998 and the Company commenced legal proceedings to collect the amount. A settlement was reached in March 1999 in the amount of $450,000 including a $100,000 payment that was received at time of settlement. During fiscal year 2000 the company determined that the note was uncollectable therefore management wrote the note off to bad debt expense in the amount of $261,000.

       In July 1997 the company made two loans for a total of $15,750 with terms of 12 months and an interest rate of 9.5% per annum. The original due dates were in July 1998. The maturity dates have been extended to December 2000. Interest receivable has been accrued through June 30, 2000 in the amount of $3,281.

NOTE 6 LIQUIDITY

       The Company has accumulated losses through June 30, 2000 amounting to $4,825,794, and has experienced a significant decrease in revenue from the prior year. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       Management plans include increasing revenue through a joint venture in its subsidiary and raising capital as needed (see NOTES 18 and 19). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 7 INVENTORIES

       Inventories consist of the following at June 30, 2000:

       Raw Materials                             $  35,887
       Work in Process                                 -0-
       Finished Goods                               62,694
                                                 ---------
            Total Inventory                      $  98,581
                                                 =========

NOTE 8 PROPERTY, MACHINERY AND EQUIPMENT

       Property, machinery and equipment consist of the following at June 30, 2000:

                                                      ACCUMULATED
                                        COST         DEPRECIATION    NET VALUE
                                        ----         ------------    ---------
       Equipment                      $  914,478       $345,758       $568,720
       Leasehold
       improvements                       51,634         32,988         18,646
       Furniture and fixtures             41,217         25,870         15,347
       Office equipment                   36,145         21,353         14,792
       Vehicles                            1,250            799            451
                                      ----------       --------       --------
            TOTALS:                   $1,044,724       $426,768       $617,956
                                      ==========       ========       ========

       Depreciation expense for the years ended June 30, 2000 and 1999 was $215,378 and $220,826, respectively.

NOTE 9 BUSINESS ACQUISITIONS

       On July 20, 1998, the Company, through its Precision subsidiary, purchased substantially all of the operating assets of Accurate Thermoplastics, Inc., a plastic injection molding business in Mesa, Arizona, for a purchase price of $560,000. The purchase price consisted of a $375,000 cash payment, a promissory note in the amount of $185,000 (see NOTE 11), and the assumption of specified liabilities totaling $662,911. The note is secured by the assets and bears interest at 8%. The Company was in default on this note at June 30, 1999. The acquisition was recorded under the purchase method of accounting. The aggregate purchase price of $1,222,911 was allocated to the assets acquired and liabilities assumed based on their respective fair market values. The aggregate consideration paid approximated the fair market value of the net assets acquired and no goodwill was recorded. The operating results are included in the accompanying consolidated financial statements for the period July 20, 1998 through June 30, 1999. The consolidated operating results would not have been significantly different if the operations of Accurate Thermoplastics, Inc. had been included from July 1, 1998. The operating results for fiscal year 2000 have been included in the consolidated financial statements.

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 9 BUSINESS ACQUISITIONS (CONTINUED)

       On April 5, 1999, the Company acquired all of the common stock of GoProfit.com, Inc. ("GoProfit") for 600,000 shares of its common stock. GoProfit is a development stage enterprise in the process of developing an Internet web site and financial search engine for the Internet. GoProfit was incorporated in March 1999, and there were no material operations prior to its acquisition by the Company. The acquisition was recorded under the purchase method of accounting. The aggregate purchase price was valued at $360,000 which was determined by the estimated value of the Company's stock at the time of the transaction. The average between the bid and ask price had been approximately $1 per share. The shares issued to the stockholders of GoProfit contained restrictions. The $1 per share value was discounted to $0.60 per share due to those restrictions. The operations of GoProfit are included in the accompanying statement of operations from April 5, 1999 through June 30, 1999. The excess of the purchase price over the fair value of tangible net assets of GoProfit in the amount of $360,000 was allocated to the software technology. GoProfit raised additional capital through the sale of common stock subsequent to the Company's acquisition. The result of those stock sales reduced the Company ownership in GoProfit to approximately 76% at June 30, 1999. Through the end of fiscal year 2000, GoProfit issued additional shares to outside investors, thus reducing the Company's ownership to approximately 37%. The reduced ownership percentage during fiscal year 2000 required the Company to account for this investment under the equity method. Due to losses incurred by GoProfit, the Company determined there was no remaining value and wrote off its investment of $195,893 as of June 30, 2000.

       The founders and principals of GoProfit have asserted claims against the Company to remove restrictions from the common stock previously issued to the founders and principals. The Company may have a valid rescission claim against the founders and principals of GoProfit. As of August 8, 2000 there hasn't been any action taken on either part.

       The Company has also written off a minority investment in a motorcycle company which had a book value of $17,013.

NOTE 10 CUSTOMER DEPOSITS

       The Company requires a fifty percent deposit at time of order placement for tool work and recognizes the deposit as revenue upon shipment of order.

NOTE 11 FORGIVENESS OF DEBT

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

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 12 INCOME TAXES

       The Company has the following temporary differences and loss carryforward amounts as of the balance sheet date. The timing difference multiplied by the estimated tax rate, for the period the temporary differences are expected to reverse, becomes a deferred tax asset or liability.

             DESCRIPTION                                      TAX           RATE
             -----------                                      ---           ----
        Net operating loss (expires
          through 2020)                   $ 3,575,012      $ 1,501,505      42%
        Valuation allowance                                 (1,501,505)     42%
                                                           -----------
        Deferred tax asset 6/30/2000                       $         0
                                                           ===========

       The allowance has increased $514,248 from $987,257 as of June 30, 2000. For the years ending June 30, 2000 and 1999 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Currently, there is no reasonable assurance that the Company will be able to take advantage of deferred tax assets, thus, an offsetting allowance has been established for the deferred asset.

NOTE 13 OPERATING LEASE

       The Company leases its operations facility under an operating lease that expired in July 1999. The rental agreement has been month to month since July 1999. Rent expense under the lease was approximately $83,874 and $86,000 for the years ended June 30, 2000 and 1999.

NOTE 14 STOCKHOLDERS' EQUITY

       PREFERRED STOCK

       The Company sold 350 shares of the Series A 6%, $0.001 par value, Cumulative Preferred Stock for $350,000 during the year ended June 30, 1999. The Company cancelled 100 shares of the Series A Preferred Stock during the year ended June 30, 2000. The Series A has a liquidation preference of $250,000. The shares are convertible to common stock at a rate equal to 75% the average bid price of the common stock for a period of ten days prior to conversion.

       During the year ended June 30, 1999, 2,100 shares of Series B Preferred Stock were converted into 2,100,000 shares of common stock. Series B shares are convertible into 1,000 shares of common stock for each share of preferred. There are no cumulative dividends on the Class B preferred stock.

       During the year ended June 30, 2000, the Company converted 900 shares of the Series B Preferred Stock into 900,000 shares of common stock. The Company accrued dividends of $15,000 for the year on the Series A Preferred Stock; the balance due as of June 30, 2000 is $17,784.

       In prior years, the Company accrued $194,023 in preferred dividends. Effective June 30, 2000, those dividends were converted to 194 shares of Class B Preferred Stock.

       COMMON STOCK

       For the year ended June 30, 1999, the Company issued 600,000 shares of common stock valued at $360,000 for the purchase of all of the common stock of Go-Profit.

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 14 STOCKHOLDERS' EQUITY (CONTINUED)

       COMMON STOCK (CONTINUED)

       For the year ended June 30, 2000, the Company issued 14,000 shares of common stock in settlement of a note payable that the Company was in default to the prior owner of the Precision Plastics subsidiary.

       The  Company   reclassified  the  minority   interest  in  GoProfit  from
       additional paid in capital to the minority interest.

NOTE 15 CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

       Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Approximately $53,000 of the accounts receivable balance at June 30, 2000 is due from two significant customers. Approximately 52% of the Company's revenue for the year ended June 30, 2000 was derived from two customers, including 27% and 25% from each customer.

NOTE 16 EMPLOYEE STOCK OPTION PLAN

       Precision Plastics Molding, Inc., adopted an employee stock option plan in June 1998 pursuant to which options may be granted to key employees and/or officers who are selected by the Board of Directors. The exercise price of the options granted through the Plan are determined by the Board of Directors on a case-by-case basis. Options are exercisable over a three year period and only while the optionee remains an employee of the Company, except that, in the event of an optionee's termination of employment by reason of disability or death while an employee. The Plan allows granting of up to 2,400,000 shares of Precision common stock. As of June 30, 2000, 1,500,000 options have been granted and exercised for services valued at $60,000. No other options have been granted under the Plan.

NOTE 17 RELATED PARTY TRANSACTIONS

       The Company forgave loans of $10,000 each to two officers of the Company in May 1999 including accrued interest of $973. The amount was treated as compensation to the officers.

       The Company has agreed to pay $3,000 per month to C&N, Inc. ("C&N") for management services. C&N is owned by an officer and director of the Company. The agreement between the Company and C&N commenced on January 1, 1995 and is renewable from year to year. The Company paid C&N

       $0 and $33,000 under this agreement during the years ended June 30, 2000 and 1999, respectively. The Company has recorded approximately $46,667, due under this obligation in accrued liabilities.

       The Company loaned C&N $200,000 in June 1999. The note was payable to the Company in monthly installments of interest only at 10% per annum and the principal was due June 1, 2004. The note was repaid to the Company on August 4, 1999. Management fees to C&N were suspended while the note was outstanding per the terms of the unsecured promissory note.

       An officer and director of the Company performs accounting services for the Company at a flat fee per month for compilation and payroll services and is paid an hourly fee for any additional work. The Company paid $20,960 and $34,983 to the officer's accounting firm for the years ended June 30, 2000 and 1999, respectively.

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 18 COMMITMENTS AND CONTINGENCIES

       On June 15, 1998, Precision entered into an employment agreement with an employee for an initial term of three years. The agreement was renewable for additional three year terms, however, in November 1999, the employee released Precision from the contract.

       Precision entered into another employment agreement on July 1, 1998 for an initial term of three years. The employee is to receive a base salary of $40,000 and shall be adjusted annually by the increase, if any, in the cost of living. The employee is entitled to an annual bonus as determined by the Board of Directors.

       On June 26, 2000 the Company entered into a joint venture with National Plastics, Inc. in which National Plastics will provide molds to the Company to manufacture the parts. The joint venture will remain in effect until December 31, 2001.

NOTE 19 SUBSEQUENT EVENT

       On June 12, 2000 the Company authorized the sale of 100,000 shares of common stock that it currently holds in Precision Plastics Molding. This private placement valued the shares at $0.25 per share for a total of $25,000. The money was received on July 7, 2000.

NOTE 20 SEGMENT INFORMATION

       The Company was operating in one business segment at June 30, 2000. The Company operates a plastics injection molding operation through its Precision Plastics subsidiary. The parent Company has no business operations that generate revenue. However, the parent Company incurs expenses as it seeks additional business opportunities.

                                    PRECISION         PARENT            TOTAL
                                    ---------        ---------        ---------
        Revenues                    $ 689,288        $       0        $ 689,288
        Segment loss                 (232,255)        (660,533)        (892,788)
        Total assets                  906,413           44,561          950,974
        Capital expenditures           13,931            3,908           17,839
        Depreciation                $ 208,514        $   6,864        $ 215,378

                             DIAMOND EQUITIES, INC.
                    Including the accounts of its subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 21 CAPITAL LEASE

       The Company leases office equipment under capital leases expiring through June 2002. The following presents future minimum lease payments under capital lease by year and the present value of minimum lease payments as of June 30, 2000:

                YEAR ENDED JUNE 30, 2000
                ------------------------
                          2001                             $ 2,400
                          2002                               2,400
                                                           -------
        Total minimum lease payments                         4,800
        Less amount representing interest                      422
                                                           -------
        Present value of minimum lease                       4,378
          payments

        Current portion                                      2,091
        Long-term portion                                  $ 2,287