Form 10KSB40/A
period 2000-06-30
DIAMOND EQUITIES INC
filed 2000-10-25
CIK 923150

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

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                      Documents incorporated by Reference:
                                      NONE

                   EXPLANATORY NOTE REGARDING AMENDMENT NO. 1:

     This Amendment No. 1 is being filed solely to correct a "missing" Financial Data Schedule which was inadvertently left out of the Form 10-KSB of Diamond Equitities, Inc. for the year ended June 30, 2000 as filed with the Securities and Exchange Commission on October 13, 2000 .

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

     (a) The following exhibits are furnished with this Report pursuant to Item 601 of Regulation SB-2.

Exhibit No.                 Description of Exhibit                Reference
-----------                 ----------------------                ---------
    27                      Financial Data Schedule               Filed herewith

     (b) Reports on Form 8-K: The current reports on Form 8-K which were filed during the last quarter of the period covered by this Report by the Registrant with the Securities and Exchange Commission are:

          NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND EQUITIES, INC.
Registrant

By:  /s/ David D. Westfere
     -----------------------------------------
     David D. Westfere, President

Date: October 23, 2000


By:  /s/ Todd D. Chisholm
     -----------------------------------------
     Todd D. Chisholm, Chief Financial Officer

Date: October 23, 2000