Form 10QSB
period 2000-09-30
DIAMOND EQUITIES INC
filed 2000-11-21
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From             to
                                    -----------    ----------


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2000, Diamond Equities, Inc. Registrant had 8,280,099 shares of its $0.001 par value common stock outstanding.

                                                                       FORM 10-Q
                                                              FIRST QUARTER 2001



                             DIAMOND EQUITIES, INC.

                                      INDEX

                                                                           PAGE
                                                                           ----

PART I. FINANCIAL INFORMATION

        Balance Sheets - September 30, 2000 and June 30, 2000...........    3-4

        Statements of Operations for the Three Months
        Ended September 30, 2000 and 1999...............................      5

        Statement of Cash Flows - for the Three Months
        Ended September 30, 2000 and 1999...............................    6-7

        Notes to Financial Statements...................................      8

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................      9


PART II. OTHER INFORMATION

         Item 3(b)  Defaults Upon Senior Securities.......................   10

                             DIAMOND EQUITIES, INC.
                                 Balance Sheets

                                     ASSETS


                                                                 September 30,       June 30,
                                                                    2000              2000
                                                                  --------           --------
                                                                 (Unaudited)        (Audited)
CURRENT ASSETS
  Cash                                                            $139,532           $125,049
  Receivables
   Trade accounts, net of allowance for doubtful accounts of
    $9,960 at September 30, 2000 and June 30, 2000                 160,273             83,607
  Interest Receivable                                                3,281              3,281
  Inventory                                                         96,061             98,581
  Note Receivable-current portion                                   15,750             15,750
                                                                  --------           --------

       Total Current Assets                                        414,897            326,268
                                                                  --------           --------

PROPERTY AND EQUIPMENT                                             564,483            617,956
                                                                  --------           --------

OTHER ASSETS
  Other Assets                                                       6,750              6,750
                                                                  --------           --------

       Total Other Assets                                            6,750              6,750
                                                                  --------           --------

                                                                  $986,130           $950,974
                                                                  ========           ========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30,        June 30,
                                                                 2000               2000
                                                              -----------        -----------
CURRENT LIABILITIES
  Accounts payable                                            $   189,052        $   143,549
  Accrued expenses                                                 47,458             56,443
  Accrued preferred dividends                                      20,624             17,784
  Capital lease obligation-current portion                          2,091              2,091
  Current portion Long term debt                                       --                 --
                                                              -----------        -----------

       Total Current Liabilities                                  259,225            219,867
                                                              -----------        -----------
LONG-TERM LIABILITIES
  Capital lease obligations                                         1,782              2,287
  Notes payable                                                    15,000                 --
                                                              -----------        -----------

       Total Long-term liabilities                                 16,782              2,287
                                                              -----------        -----------

       Total Liabilities                                          276,007            222,154
                                                              -----------        -----------

MINORITY INTEREST                                                 262,116            231,258
                                                              -----------        -----------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par, 6% cumulative,
    non-voting, series A; 18,000 shares authorized;
    250 shares issued and outstanding, liquidation
    preference of $250,000                                              1                  1
  Convertible preferred stock, non-voting, non-cumulative
    series B; 18,000 shares authorized; 15,194 shares
    issued and outstanding                                      1,708,684          1,708,684
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 7,366,099 shares issued and outstanding              8,280              8,280
  Additional paid-in capital                                    3,606,391          3,606,391
  Accumulated deficit                                          (4,875,349)        (4,825,794)
                                                              -----------        -----------

       Total Stockholders' Equity                                 448,007            497,562
                                                              -----------        -----------

                                                              $   986,130        $   950,974
                                                              ===========        ===========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Operations
                                   (Unaudited)


                                                    For the Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       2000            1999
                                                    -----------     -----------

Net sales                                           $   298,642     $   230,562

Less cost of sales                                      156,131         146,620
                                                    -----------     -----------

Gross profit                                            142,511          83,942

Selling, general and administrative expenses            179,836         246,709
                                                    -----------     -----------

Operating income or (loss)                              (37,325)       (162,767)
                                                    -----------     -----------

Other income and (expenses), net                          5,545          (9,072)

Loss on investment in GoProfit                          (10,000)       (113,400)

Minority Interest                                        (7,775)         12,828
                                                    -----------     -----------

Net income (loss) before income taxes                   (49,555)       (272,411)

Provision for income taxes                                   --              --
                                                    -----------     -----------

Net loss                                            $   (49,555)    $  (272,411)
                                                    ===========     ===========

Net income or (loss) per share                      $      (.01)    $      (.04)
                                                    ===========     ===========

Weighted Average Shares Outstanding                   8,280,099       7,366,099
                                                    ===========     ===========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                        2000             1999
                                                      --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                             $(49,555)       $(272,411)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                         53,473           53,250
  Minority interest                                      7,775          (12,828)
  Unrealized loss on Investment                             --          113,400
  Changes in operating assets and liabilities
   (net of acquisition)
   (Increase) decrease in
    Receivables - trade and other                      (76,666)         (44,257)
    Inventory                                           (2,520)          73,111
    Prepaid expenses and other                              --            1,699
    Increase (decrease) in
    Accounts payable                                    48,626          (11,304)
    Accrued liabilities                                 (6,145)          (3,209)
                                                      --------        ---------

        Net Cash Used in Operating Activities          (25,012)        (102,549)
                                                      --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                         --              (45)
 Cash received from sale of investment in sub           25,000               --
 Cash received for notes receivable                         --           (7,000)
 Cash paid for acquisition of Accurate                      --          221,875
                                                      --------        ---------

        Net Cash Provided by Investing Activities     $ 25,000        $ 214,830
                                                      ========        =========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                           For the Three Months Ended
                                                                  September 30,
                                                           --------------------------
                                                              2000             1999
                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                      $    (505)       $ (13,399)
  Cash received from debt financing                           15,000               --
  Cash received for issuance of preferred stock                   --          180,000
  Cash adjustment for equity method of recording-GoProfit         --         (107,336)
                                                           ---------        ---------

     Net Cash Provided (Used) by Financing Activities         14,495           59,265
                                                           ---------        ---------

INCREASE (DECREASE) IN CASH                                   14,483          171,546

CASH, BEGINNING OF PERIOD                                    125,049          210,035
                                                           ---------        ---------

CASH, END OF PERIOD                                        $ 139,532        $ 381,581
                                                           =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                               $      --        $      --
                                                           =========        =========
  Cash paid for interest                                   $      18        $     574
                                                           =========        =========

                See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                               September 30, 1999


                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 2000.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all normal and recurring adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

CHANGE IN MINORITY INTEREST

During the quarter ended September 30, 2000, the Company received 1,800,000 shares of Precision Plastics common stock in satisfaction of inter-company debt. Diamond Equities also sold 100,000 shares of Precision common stock to a shareholder of Diamond and Precision for $25,000. With these two changes, Diamond equities owns 62% of Precision Plastics, and a 38% minority interest exists.

NOTE PAYABLE-RELATED PARTY

During the 1st quarter 2001, the Company received 15,000 as a loan from Go-Profit.com. The terms require the company to repay the debt by March 25, 2002, and bears interest at 10%.

                             Diamond Equities, Inc.
                               September 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

Cash and cash equivalents totaled $139,532 at September 30, 2000 compared to $125,049 at June 30, 2000. The increase in cash was due primarily to the receipt of cash from a Note Payable of $15,000. The Company also used approximately $25,000 in operations and received $25,000 from the sale of Diamond held Precision stock to investors of Diamond. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt.

Long term cash requirements, other than normal operating expenses, are anticipated for the acquisition of additional ventures, however, funds will need to be raised to support such new ventures. In October 2000, the Company signed an agreement to acquire 80% of the common stock of RealMotorcycle.com, Inc., a company that holds the marketing and distribution rights to the "Pagsta" custom motorcycle which is being marketed through Harley Davidson dealers as a custom Harley. The company also has a website from which it will distribute apparel and other motorcycle parts and accessories. RealMotorcycle will raise funds from a line of credit and a private placement to fund its operations. No cash was required in the acquisition of RealMotorcycle.com. The Company will need to raise additional funds from investors in order to complete additional acquisitions if identified. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2001.

The  Company's   principal   commitments  at  September  30,  2000  consists  of
obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

The Company generated revenues from operations of $298,642 with cost of sales of $156,131, and a gross profit of $142,511, for the quarter ended September 30, 2000 as compared to revenues of $230,562 with cost of sales of $146,620 and gross profit of $83,942 for the same period last year. The increase in sales is due to the increase in operations in the plastic company.

Selling, general and administrative expenses were $179,836 for the first quarter 2001 a decrease of $66,873 over the same period last year. The decrease is primarily due to the fine tuning of the plastics company and Diamond Equities.

Management anticipates that general selling and administrative expenses will continue to remain constant.

The Company incurred a loss of $(49,555) for the first quarter 2001 compared to a loss of $(272,411) for the same time period a year ago. The $222,856 increase in net income is due to the increase of gross margin of $58,569 , the decrease of general and administrative expenses and the lack of recorded losses in connection with our investment in GoProfit.com in fiscal 2000.

                             Diamond Equities, Inc.
                               September 30, 2000


There are no seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

The Company's plan for 2001 is to increase sales in the plastic operations and explore the development of the operations of RealMotorcycle.com in order to generate significant revenues from that entity. The Company will also continue to search for other viable business operations.

PART II OTHER INFORMATION

ITEM 3(b) DEFAULTS UPON SENIOR SECURITIES

The Company converted the original Class A Preferred dividends in the amount of $194,023 to Preferred Series B. The Company is currently 16 months in arrears ($20,624) as of November 15, 2000, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. No demand has yet been made on the Company by the Preferred shareholders.

                             Diamond Equities, Inc.
                               September 30, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2000


                                       Diamond Equities, Inc.


                                       By: /s/ David Westfere
                                           -------------------------------------
                                           David Westfere, CEO


                                       By: /s/ Todd D. Chisholm
                                           -------------------------------------
                                           Todd D. Chisholm, CFO