Form 10QSB
period 2000-12-31
DIAMOND EQUITIES INC
filed 2001-02-21
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended December 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 14, 2001, Diamond Equities, Inc. Registrant had 8,280,099 shares of its $0.001 par value common stock outstanding.

                             DIAMOND EQUITIES, INC.

                                    FORM 10-Q
                               SECOND QUARTER 2001

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Balance Sheets - December 31, 2000 and June 30, 2000..................  3-4

     Statements of Operations for the Three and Six Months
     Ended December 31, 2000 and 1999......................................    5

     Statement of Cash Flows - for the Six Months
     Ended December 31, 2000 and 1999......................................  6-7

     Notes to Financial Statements.........................................    8

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................    9


PART II. OTHER INFORMATION

     Item 3(b)  Defaults Upon Senior Securities............................   10

                             DIAMOND EQUITIES, INC.

                                 Balance Sheets

                                     ASSETS


                                                        December 31,    June 30,
                                                            2000          2000
                                                          --------      --------
                                                         (Unaudited)   (Audited)
CURRENT ASSETS
 Cash                                                     $118,329      $125,049
 Receivables
 Trade accounts, net of allowance for doubtful accounts
  of $9,960 at December 31, 2000 and June 30, 2000          66,421        83,607
 Interest Receivable                                         3,281         3,281
 Inventory                                                 113,159        98,581
 Note Receivable-current portion                            15,750        15,750
                                                          --------      --------

        Total Current Assets                               316,940       326,268
                                                          --------      --------

PROPERTY AND EQUIPMENT                                     511,010       617,956
                                                          --------      --------
OTHER ASSETS
 Other Assets                                                6,750         6,750
                                                          --------      --------

        Total Other Assets                                   6,750         6,750
                                                          --------      --------

                                                          $834,576      $950,974
                                                          ========      ========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   December 31,        June 30,
                                                                       2000              2000
                                                                   -----------       -----------
CURRENT LIABILITIES
 Accounts payable                                                  $   169,246       $   143,549
 Accrued expenses                                                       42,149            56,443
 Accrued preferred dividends                                            26,191            17,784
 Capital lease obligation-current portion                                2,091             2,091
 Current portion Long term debt                                             --                --
                                                                   -----------       -----------

        Total Current Liabilities                                      239,677           219,867
                                                                   -----------       -----------
LONG-TERM LIABILITIES
 Capital lease obligations                                               1,266             2,287
 Notes payable                                                          30,000                --
                                                                   -----------       -----------

        Total Long-term liabilities                                     31,266             2,287
                                                                   -----------       -----------

        Total Liabilities                                              270,943           222,154
                                                                   -----------       -----------

MINORITY INTEREST                                                      221,683           231,258
                                                                   -----------       -----------

STOCKHOLDERS' EQUITY
 Convertible preferred stock, $.001 par, 6% cumulative,
  non-voting, series A; 18,000 shares authorized; 250 shares
   issued and outstanding, liquidation preference of $250,000                1                 1
 Convertible preferred stock, non-voting, non-cumulative
  series B; 18,000 shares authorized; 15,194 shares issued
  and outstanding                                                    1,708,684         1,708,684
 Common stock, $.001 par value; 50,000,000 shares authorized;
  8,280,099 shares issued and outstanding                                8,280             8,280
 Additional paid-in capital                                          3,606,391         3,606,391
 Accumulated deficit                                                (4,981,406)       (4,825,794)
                                                                   -----------       -----------

        Total Stockholders' Equity                                     341,950           497,562
                                                                   -----------       -----------

                                                                   $   834,576       $   950,974
                                                                   ===========       ===========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.

                            Statements of Operations
                                   (Unaudited)


                                          For the Three Months Ended       For the Six Months Ended
                                                 December 31,                    December 31,
                                          ---------------------------     ---------------------------
                                             2000            1999            2000            1999
                                          -----------     -----------     -----------     -----------
Net sales                                 $    77,807     $   113,911     $   376,449     $   344,473
Less cost of sales                            154,190         109,383         310,321         300,716
                                          -----------     -----------     -----------     -----------

Gross profit                                  (76,383)          4,528          66,126          43,757
Selling, general and
  administrative expenses                      57,425         141,481         227,455         343,477
                                          -----------     -----------     -----------     -----------

Operating income or (loss)                   (133,808)       (136,953)       (161,329)       (299,720)
                                          -----------     -----------     -----------     -----------

Other income and (expenses), net              (14,077)         32,506          (8,532)         11,717

Loss on investment in GoProfit                                (45,500)        (10,000)        158,900

Preferred dividends                                                            (9,804)

Minority Interest                              40,432           8,659          32,657          21,487
                                          -----------     -----------     -----------     -----------

Net income (loss) before income taxes        (107,453)       (141,288)       (157,008)       (425,417)
Provision for income taxes                         --              --              --              --
                                          -----------     -----------     -----------     -----------

Net loss                                  $  (107,453)    $  (141,288)       (157,008)       (425,417)
                                          ===========     ===========     ===========     ===========

Net income or (loss) per share            $      (.01)    $      (.02)    $      (.02)    $      (.06)
                                          ===========     ===========     ===========     ===========

Weighted Average Shares Outstanding         8,280,099       7,366,099       8,280,099       7,366,099
                                          ===========     ===========     ===========     ===========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.

                            Statements of Cash Flows
                                   (Unaudited)


                                                       For the Six Months Ended
                                                             December 31,
                                                       ------------------------
                                                          2000          1999
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                              $(157,008)     $(425,417)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                          106,947        106,514
  Minority interest                                      (32,657)       (21,487)
  Unrealized loss on Investment                               --        158,900
 Changes in operating assets and liabilities
  (net of acquisition)
  (Increase) decrease in
  Receivables - trade and other                           17,186        150,185
  Inventory                                              (14,578)        87,055
  Prepaid expenses and other                                  --          1,699
  Increase (decrease) in accounts payable                 25,697        (53,669)
  Accrued liabilities                                     (6,286)        (2,938)
                                                       ---------      ---------

        Net Cash Used in Operating Activities            (60,699)           842
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                           --            (45)
 Cash received from sale of investment in sub             25,000             --
 Cash received for notes receivable                           --        216,875
 Cash paid for acquisition of Accurate                        --             --
                                                       ---------      ---------

        Net Cash Provided by Investing Activities      $  25,000      $ 216,830
                                                       ---------      ---------

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.

                                   (Unaudited)

                                                               For the Six Months Ended
                                                                      December 31,
                                                               -------------------------
                                                                  2000           1999
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes payable                           $  (1,021)      $(186,478)
 Cash received for issuance of preferred stock                        --         180,000
 Cash received from debt financing                                30,000              --
 Cash adjustment for equity method of recording-GoProfit              --        (107,336)
                                                               ---------       ---------

        Net Cash Provided (Used) by Financing Activities          28,979        (113,814)
                                                               ---------       ---------

INCREASE (DECREASE) IN CASH                                       (6,720)        103,858

CASH, BEGINNING OF PERIOD                                        125,049         210,035
                                                               ---------       ---------

CASH, END OF PERIOD                                            $ 118,329       $ 313,893
                                                               =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for income taxes                                    $      --       $      --
                                                               =========       =========

 Cash paid for interest                                        $     276       $     574
                                                               =========       =========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                                December 31, 2000


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the six months ended December 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 2000.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all normal and recurring adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

During the 2nd quarter 2001, the Company received a $15,000 loan from Derby Holdings, a shareholder of the Company.

PRIOR PERIOD RESTATEMENT

Cost of goods sold for the three and six months ended December 31, 1999, have been restated to include depreciation on the machinery, in order to be comparative with the December 31, 2000 figures.

                             Diamond Equities, Inc.
                                December 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

Cash and cash equivalents totaled $118,329 at Decmeber 31, 2000 compared to $125,049 at June 30, 2000. The change in cash was due primarily to the receipt of cash from Notes Payable of $30,000, the use of approximately $60,000 in operations and the receipt of $25,000 from the sale of Diamond held Precision stock to investors of Diamond. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt.

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

The Company's principal commitments at December 31, 2000 consists of obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

The Company generated revenues from operations of $ 77,807 with cost of sales of $154,190, and a gross loss of $(76,383), for the quarter ended December 31, 2000 as compared to revenues of $113,911 with cost of sales of $109,383 and gross profit of $4,528 for the same period last year. The decrease in sales is due to the loss of a major customer in early 2000. The negative gross margin is due to depreciation on the molding equipment of approximately $44,000 per quarter and the overhead salaries of approximately $34,000 per quarter.

Selling, general and administrative expenses were $57,425 for the second quarter 2001 a decrease of $84,056 over the same period last year. The decrease is primarily due to the fine tuning of the plastics company and Diamond Equities and a decrease in operations.

Management anticipates that general selling and administrative expenses will continue to remain constant.

The Company incurred a loss of $(107,453) for the second quarter 2001 compared to a loss of $(141,288) for the same time period a year ago. The $33,835 increase in net income is due to the decrease of general and administrative expenses and the lack of recorded losses in connection with our investment in GoProfit.com in fiscal 2000.

                             Diamond Equities, Inc.
                                December 31, 2000


The second fiscal quarter is typically the slowest quarter of the year, due to the holidays and the seasonal aspect to the orders of our customers. No other seasonal aspects of the Company's business are expected to have a material effect on the financial conditions or results of operations.

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


                           PART II OTHER INFORMATION

ITEM 3(b) DEFAULTS UPON SENIOR SECURITIES

The Company converted the original Class A Preferred dividends in the amount of $194,023 to Preferred Series B. The Company is currently 19 months in arrears ($24,374) as of February 15, 2001, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. No demand has yet been made on the Company by the Preferred shareholders.

                             Diamond Equities, Inc.
                                December 31, 2000


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2001


                                        Diamond Equities, Inc.


                                        By: /s/ David Westfere
                                            ------------------------------------
                                            David Westfere, CEO


                                        By: /s/ Todd D. Chisholm
                                            ------------------------------------
                                            Todd D. Chisholm, CFO