Form 10QSB
period 2001-03-31
DIAMOND EQUITIES INC
filed 2001-05-21
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period From _______________ to _______________

                         Commission File Number: 0-24138


                             DIAMOND EQUITIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


            Nevada                                              88-0232816
(State of Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


               216 South Alma School Rd, Suite 10, Mesa, Az 85210
                    (Address of Principal Executive Offices)


                                 (602) 462-5900
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and formal fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 15, 2001, Diamond Equities, Inc. Registrant had 8,280,099 shares of its $0.001 par value common stock outstanding.

                                    FORM 10-Q
                               THIRD QUARTER 2001

                             Diamond Equities, Inc.

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

         Balance Sheets - March 31, 2001 and June 30, 2000..............    3-4

         Statements of Operations for the Three and Nine Months
         Ended March 31, 2001 and 2000..................................     5

         Statement of Cash Flows - for the Nine Months
         Ended March 31, 2001 and 2000..................................    6-7

         Notes to Financial Statements..................................     8

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................     9

PART II. OTHER INFORMATION

         Item 3(b). Defaults Upon Senior Securities.....................    10

                             DIAMOND EQUITIES, INC.
                                 Balance Sheets

                                     ASSETS

                                                                   March 31,          June 30,
                                                                     2001               2000
                                                                   --------           --------
                                                                 (Unaudited)         (Audited)
CURRENT ASSETS
  Cash                                                            $  90,178          $ 125,049
  Receivables
   Trade accounts, net of allowance for doubtful accounts
    of $9,960 at March 31, 2001 and June 30, 2000                   105,875             83,607
  Interest Receivable                                                 3,596              3,281
  Inventory                                                         118,887             98,581
  Note Receivable-current portion                                    15,750             15,750
                                                                  ---------          ---------

       Total Current Assets                                         334,286            326,268
                                                                  ---------          ---------

PROPERTY AND EQUIPMENT                                              449,344            617,956
                                                                  ---------          ---------
OTHER ASSETS
  Other Assets                                                        6,750              6,750
                                                                  ---------          ---------

       Total Other Assets                                             6,750              6,750
                                                                  ---------          ---------

                                                                  $ 790,380          $ 950,974
                                                                  =========          =========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           March 31,           June 30,
                                                                             2001                2000
                                                                         -----------          -----------
                                                                         (Unaudited)           (Audited)
CURRENT LIABILITIES
  Accounts payable                                                       $   154,868          $   143,549
  Accrued expenses                                                            41,548               56,443
  Accrued preferred dividends                                                 28,124               17,784
  Capital lease obligation-current portion                                     2,236                2,091
  Current portion Long term debt                                                  --                   --
                                                                         -----------          -----------

       Total Current Liabilities                                             226,776              219,867
                                                                         -----------          -----------
LONG-TERM LIABILITIES
  Capital lease obligations                                                      591                2,287
  Notes payable                                                               50,000                   --
                                                                         -----------          -----------

       Total Long-term liabilities                                            50,591                2,287
                                                                         -----------          -----------

       Total Liabilities                                                     277,367              222,154
                                                                         -----------          -----------

MINORITY INTEREST                                                            206,806              231,258
                                                                         -----------          -----------
STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par, 6% cumulative, non-voting, series A; 18,000 shares authorized; 250 shares issued and
   outstanding, liquidation preference of $250,000                                 1                    1
  Convertible preferred stock, non-voting, non-cumulative series B;
   18,000 shares authorized; 15,194 shares issued and outstanding          1,708,684            1,708,684
  Common stock, $.001 par value; 50,000,000 shares
   authorized; 8,280,099 shares issued and outstanding                         8,280                8,280
  Additional paid-in capital                                               3,606,391            3,606,391
  Accumulated deficit                                                     (5,017,149)          (4,825,794)
                                                                         -----------          -----------

       Total Stockholders' Equity                                            306,207              497,562
                                                                         -----------          -----------

                                                                         $   790,380          $   950,974
                                                                         ===========          ===========

                 See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Operations
                                   (Unaudited)


                                         For the Three Months Ended        For the Nine Months Ended
                                                  March 31,                         March 31,
                                        ---------------------------       ---------------------------
                                           2001             2000              2001            2000
                                        -----------     -----------       -----------     -----------
Net sales                               $   172,109     $   142,930       $   548,558     $   487,403

Less cost of sales                          118,584         107,511           428,907         406,252
                                        -----------     -----------       -----------     -----------

Gross profit                                 53,525          35,419           119,651          81,151

Selling, general and
  administrative expenses                   117,754         136,737           345,210         480,426
                                        -----------     -----------       -----------     -----------

Operating income or (loss)                  (64,229)       (101,318)         (225,559)       (399,275)
                                        -----------     -----------       -----------     -----------

Other income and (expenses), net              2,660           5,841            10,640          17,558

Loss on investment in GoProfit                              (41,100)          (10,000)       (200,000)

Preferred dividends                          (5,564)                          (15,368)         (2,670)

Minority Interest                            14,878          10,033            47,535          31,520
                                        -----------     -----------       -----------     -----------

Net income (loss) before income taxes       (52,255)       (126,544)         (192,752)       (552,866)

Provision for income taxes                       --              --                --              --
                                        -----------     -----------       -----------     -----------

Net loss                                $   (52,255)    $  (126,544)         (192,752)       (552,866)
                                        ===========     ===========       ===========     ===========
Net income or (loss) per share          $      (.01)    $      (.02)      $      (.02)    $      (.07)
                                        ===========     ===========       ===========     ===========
Weighted Average Shares Outstanding       8,280,099       8,030,099         8,280,099       7,587,432
                                        ===========     ===========       ===========     ===========

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                    For the Nine Months Ended
                                                                             March 31,
                                                                    -------------------------
                                                                       2001            2000
                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(192,752)      $(425,417)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation and amortization                                     160,430         106,514
    Minority interest                                                 (47,535)        (21,487)
    Unrealized loss on Investment                                          --         158,900
  Changes in operating assets and liabilities (net of acquisition)
    (Increase) decrease in
    Receivables - trade and other                                     (22,583)        150,185
    Inventory                                                         (20,306)         87,055
    Prepaid expenses and other                                             --           1,699
    Increase (decrease) in
    Accounts payable                                                   11,319         (53,669)
    Accrued liabilities                                                (4,555)         (2,938)
                                                                    ---------       ---------

       Net Cash Used in Operating Activities                         (115,982)            842
                                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       --             (45)
  Cash received from sale of investment in sub                         25,000              --
  Cash received for notes receivable                                       --         216,875
  Cash received from sale of assets                                     7,662              --
                                                                    ---------       ---------

       Net Cash Provided by Investing Activities                    $  32,662       $ 216,830
                                                                    ---------       ---------

                See accompanying notes to financial statements.

                             DIAMOND EQUITIES, INC.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                  For the Nine Months Ended
                                                                           March 31,
                                                                  ---------------------------
                                                                     2001             2000
                                                                  ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                             $  (1,551)        $(186,478)
  Cash received for issuance of preferred stock                          --           180,000
  Cash received from debt financing                                  50,000                --
  Cash adjustment for equity method of recording-GoProfit                --          (107,336)
                                                                  ---------         ---------

       Net Cash Provided (Used) by Financing Activities              48,449          (113,814)
                                                                  ---------         ---------

INCREASE (DECREASE) IN CASH                                         (34,871)          103,858


CASH, BEGINNING OF PERIOD                                           125,049           210,035
                                                                  ---------         ---------

CASH, END OF PERIOD                                               $  90,178         $ 313,893
                                                                  =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                                      $      --         $      --
                                                                  =========         =========
  Cash paid for interest                                          $     276         $     574
                                                                  =========         =========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                                 March 31, 2001

                   Notes to Financial Statements (Unaudited)


GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended March 31, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 2000.

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

During the 2nd and 3rd quarters of 2001, the Company received a $35,000 loan from Derby Holdings, a shareholder of the Company.

PRIOR PERIOD RESTATEMENT

Cost of goods sold for the three and nind months ended March 31, 2000, have been restated to include depreciation on the machinery, in order to be comparative with the March 31, 2001 figures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

Cash and cash equivalents totaled $90,178 at March 31, 2001 compared to $125,049 at June 30, 2000. The change in cash was due primarily to the receipt of cash from Notes Payable of $50,000, the use of approximately $115,000 in operations and the receipt of $25,000 from the sale of Diamond held Precision stock to investors of Diamond. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt.

Long term cash requirements are for the support of normal operating expenses, payments on our remaining capital lease obligation, and the payment of preferred dividends. If found, funds are anticipated for the acquisition of additional ventures, however, funds will need to be raised to support such new ventures, or to expand operations through a sales force. The company has not currently located any additional acquisitions. In October 2000, the Company signed an agreement to acquire 80% of the common stock of Real Motorcycle.com, Inc., a company that holds the marketing and distribution rights to the "Pagsta" custom motorcycle which is being marketed through Harley Davidson dealers as a custom Harley. The company also has a website from which it will distribute apparel and other motorcycle parts and accessories. RealMotorcycle will raise funds from a line of credit and a private placement to fund its operations. No cash was required in the acquisition of RealMotorcycle.com. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2001.

The Company's principal commitments at March 31, 2001 consists of obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

The Company generated revenues from operations of $ 172,109 with cost of sales of $118,584, and a gross margin of $53,525, for the quarter ended March 31, 2001 as compared to revenues of $142,930 with cost of sales of $107,511 and gross profit of $35,419 for the same period last year. The 20% increase in sales is due to the increased volume of injection molding. The increase also increased our profit margin 9% over the same period last year.

Selling, general and administrative expenses were $117,754 for the third quarter 2001 a decrease of $18,983 over the same period last year. The decrease is primarily due to the decrease in personnel, and tother overhead expenses and the continuing effort to minimize our operation expenses.

Management anticipates that general selling and administrative expenses will continue to remain constant.

The Company incurred a loss of $(52,255) for the third quarter 2001 compared to a loss of $(126,544) for the same time period a year ago. The $74,289 increase in net income is due to the increase in sales, the increase in gross margin and the decrease in wages and overhead expenses.

The 2nd fiscal quarter is typically the slowest quarter of the year, due to the holidays and the seasonal aspect to the orders of our customers. No other seasonal aspects of the Company's business are expected to have a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

The Company's plan for 2001 is to increase sales in the plastic operations and explore the development of the operations of RealMotorcycle.com in order to generate significant revenues from that entity. RealMotorcycle has sent its prototype motorcycle to paint and it will be finished in June 2001. The company has ordered 20 bikes which will be completed in July. RealMotorcycle will then begin to sell the Pagsta to Harley Dealers. The assembly is being performed in a suite of the facilities of Precision Plastics in Mesa Arizona. The Company will also continue to search for other viable business operations.

                           PART II. OTHER INFORMATION

ITEM 3(b). DEFAULTS UPON SENIOR SECURITIES

The Company converted the original Class A Preferred dividends in the amount of $194,023 to Preferred Series B. The Company is currently 22 months in arrears ($28,124) as of May 15, 2001, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. No demand has yet been made on the Company by the Preferred shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2001                      Diamond Equities, Inc.


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