Form 10KSB40
period 2001-06-30
DIAMOND EQUITIES INC
filed 2001-10-15
CIK 923150

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        For the fiscal year June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from ________ to ________

                         Commission File Number: 0 27138


                             DIAMOND EQUITIES, INC.
                 (Name of Small Business Issuer in its Charter)


            Nevada                                                88-0232816
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

 216 S. Alma School Road, Mesa, Arizona                              85210
(Address of Principal Executive Offices)                          (Zip Code)

                                 (480) 898-1846
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share

     Check whether the issuer: (1) filed all Reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's gross revenues including its subsidiary, for the year ended June 30, 2001, were $726,172.

     The market price of the voting stock held by non-affiliates (approximately 1,876,763 shares as of June 30, 2001) based upon the prices of such stock as of October 8, 2001, as reported in the OTC pink sheets was $0.05.

     The number of shares of Common Stock of the issuer outstanding as of June 30, 2001 was 8,480,099.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference to this annual report are Forms 8-K filed by the Registrant on August 4, 2000 and August 17, 2000, both of which were related to a change in accountants (with no adverse opinion or disagreement).

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I

Item 1.  Description of Business ...........................................   1
Item 2.  Description of Property ...........................................   6
Item 3.  Legal Proceedings .................................................   6
Item 4.  Submission of Matters to a Vote of Security Holders ...............   7

PART II

Item 5.  Market Price of and Dividends on the Registrant's Common
         Equity and Other Stockholder Matters ..............................   8
Item 6.  Management's Discussion and Analysis or Plan of Operation .........   9
Item 7.  Financial Statements ..............................................  10
Item 8.  Changes in and Disagreements With Accountants .....................  10

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons ......  11
Item 10. Executive Compensation ............................................  11
Item 11. Security Ownership of Certain Beneficial Owners and Management ....  12
Item 12. Certain Relationships and Related Transactions ....................  12
Item 13. Exhibits List and Reports on Form 8-K .............................  13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     HISTORY. The Company was organized under the laws of the State of Nevada on July 24, 1987, under the name of KTA Corporation. On September 25, 1989, the Company changed its name to United Payphone Services, Inc. At that time, the Company was in the business of operating, servicing and maintaining a system of privately owned public pay telephones in Nevada. In January, 1990 the Company expanded its operations into Arizona. In December, 1994, the Company sold all of its pay telephone location contracts in Las Vegas, Nevada, but did not include the pay telephone equipment. All of the Nevada equipment was then relocated to Arizona where the Company did business under the name "U.S. Payphone, Inc."

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

     Subsequent to the Asset Sale, the Company has been essentially a "blank check" company, with cash and a promissory note as it's primary assets. It currently is engaged primarily in the plastics business pursuant to the acquisitions, which are discussed below.

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

     On July 9, 1999, Accurate filed suit against the Company alleging breach of contract by failure to perform certain provisions of the asset purchase agreement, seeking unspecified damages. This lawsuit was subsequently settled by the Company, which paid $165,000 and issued 14,000 shares of its Common Stock to the plaintiff.

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

     CUSTOMERS / SUPPLIERS. Precision currently makes products for approximately fifteen (15) different customers. The major customers are Axxes and Amsafe. Management estimates that their business makes up approximately fifty-five percent (55%) of Precision's sales. Precision works with fifteen (15) to twenty
(20) different suppliers of different products used in the manufacturing process such as boxes and plastic resin. Precision's main suppliers of plastic are GE Polymer and Plastics General Polymers.

     SALES. Precision has, as of September 1, 2000, a sales backlog of 2 days and has the raw materials to run production for these sales. The Company uses subcontractors for tooling services. It has no order backlog.

     INTERNET BUSINESS ACQUISITION. On April 5, 1999, the Company entered into a Stock Purchase Agreement with GoProfit.Com, Inc., a Nevada Corporation (See Item 3 "Legal Proceedings")

     GoProfit.com, Inc. was formed to design and build a worldwide financial search engine for the Internet. Through the licensing and repackaging of proprietary technology from leading Internet purveyors of content, GoProfit.com stated that it intended to gain instant user credibility while achieving its own branded identity. At the same time, GoProfit management was to work toward developing innovative technologies designed so that GoProfit would become a "next-generation" search engine/Internet portal.

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

     In August, 2000, the Company filed a lawsuit against Go-Profit and its principals seeking recission of the acquisition agreement, and damages.

     As of October 1, 2001, the lawsuit was dismissed as part of a settlement between the parties. The Company received or was to receive, and/or cancel, all of the shares of common stock it had issued in connection with the acquisition. No damages were obtained. As part of the settlement, the Company returned all of the common stock it had received in Go-Profit. The Company, therefore, no longer has any interest in Go-Profit. (See Item 3 - "Go-Profit Litigation")

     MOTORCYCLE BUSINESS ACQUISITION On September 21, 2000 the Company formed RealMotorcycles.com. Inc., a Nevada corporation for the purpose of manufacturing a Harley-Davidson powered custom motorcycle. The company entered into an agreement with motorcycle builder Johnny Pag whereby Mr. Pag is to receive a commission per motorcycle for using his name and design.

     The Company is still working on a prototype motorcycle to send to the USDOT for VIN approval. RealMotorcycles.com, Inc. currently has a license to manufacture motorcycles in the state of Arizona and uses space provided by Precision Plastics Molding, Inc. RealMotorcycles.com, Inc. currently has 90 shareholders.

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

     The Company intends to seek a business opportunity which may involve the acquisition of, or merger with a company which does not need cash but which desires to be part of a corporation with public trading market for its common stock. The Company may, depending on its opportunities, purchase assets, with its common or preferred stock, and establish wholly or majority-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries. The present number of shares outstanding may represent a problem in such pursuits, however, a recapitalization of the Company is being considered.

     Accordingly, the Company anticipates that the selection of a business opportunity in which to participate will be narrow and complicated. In addition, because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, the Company faces roadblocks. However, the Company believes that there are other companies seeking the perceived benefits of a publicly traded corporation. The perceived benefits of a publicly-traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, estate planning and other factors. Business opportunities may occur in many different industries and at various stages of development, all of which can make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The Company has no capital with which to provide the owners of business opportunities with any cash. However, the Company plans to offer owners of business opportunities the possibility of acquiring equity interests in a public company at substantially less cost than is required, for example, to conduct an initial public offering. Aside from the problems discussed above, the owners of the business opportunities could incur significant post-merger or acquisition registration costs if they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing registration statements and related reports and documents if required, Forms 8-K, acquisition and other agreements.

     Decisions regarding future acquisitions will be made by management of the Company, which will in all probability act without the consent, vote or approval of the Company's shareholders. The Company presently has no other agreements, understandings or arrangements to acquire or participate in any specific business opportunity.

     EVALUATION OF OPPORTUNITIES. Analyses of new business acquisitions will be undertaken by or under the supervision of the officers and directors of the Company, none of whom is a professional business analyst. In analyzing prospective business opportunities, management would consider such matters as the available technical, financial, and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of such management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the target business as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company may retain outside consultants, if the Board deems it necessary and financially possible, to aid in the analysis of a business opportunity.

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

     Any venture in which the Company may participate would present a variety of risks. Most of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company must, therefore, depend on its management to identify and evaluate such risks. Certain opportunities available to the Company may have been unable to develop a going concern or may be in development stage in that they have not generated significant revenues from their principal business activities. In such cases, the combined enterprises may not become going concerns or advance beyond the development stage even after the Company's participation in the activity. Some of the opportunities may involve new and untested products, processes, or market strategies, which may not succeed. Further, market and industry conditions are subject to change. Such risks have been and will be assumed by the Company and, therefore, its shareholders.

     The Company does not restrict its search to any specific kind of firms, but seeks to acquire a venture, which is in any stage of its corporate life, including, but not limited to, companies in the development stage and those already in operation. It is impossible to predict at this time the status or maturity of any business in which the Company may further become engaged through acquisition or otherwise. The results of the Company's past acquisitions are reflected in the Company's combined financial statements and in Item 6, "Management's Discussion and Analysis or Plan of Operation").

     FUTURE ACQUISITIONS. In any business opportunity, the Company may become party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also allow the purchase of its capital stock or assets to an existing business. On the consummation of such a transaction, it is very possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

     The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the other company, and the relative negotiating strength of the Company and such other management.

     It is probable that any securities issued in any such reorganization would be issued in reliance on federal and state exemptions from registration. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market would undoubtedly adversely affect the market for such securities.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1954, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of all classes of stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the percent ownership of such shareholders.

     With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company, which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. Such dilution of ownership interest probably would be significant in the event the Company acquires or is acquired by a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders, including those shareholders who continue their investment.

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

     It is probable that in the near term, the Company will not have sufficient working capital to undertake any significant development, marketing, or manufacturing for any company, which may be acquired. Accordingly, following the acquisition of any such company, the Company may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the Company may be required to give up a substantial portion of its interest in the acquired company. There can be no assurance that the Company will be able to obtain additional financing or to interest third parties in providing funding for the further development of any companies acquired.

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

     COMPETITION. In terms of making other acquisitions, the Company is a minor participant among the firms, which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors in making desirable acquisitions. Also, the Company may be competing with other small, blind pool, public companies located in the Southwest and elsewhere.

     REGULATION. The Company could, in certain circumstances, be deemed to be an investment company under the provisions of Section 3(a)(3) of the 1940 Act, which could have substantial adverse impact on its operations. This could occur if among other things, a significant proportion of its working capital were invested in short-term debt instruments for longer than a one-year period and the Company had no significant operations. The Company has, and intends to take all reasonable steps to avoid such classification in the future. Presently, the Company, through its subsidiary, will also review any mergers or acquisitions in an effort to minimize the possibility that any merger or acquisition will be classified as a taxable event by the Internal Revenue Service.

     EMPLOYEES. Diamond Equities, Inc. presently has one (1) employee, its President, who is engaged in management and administrative functions. The
Company also engages, from time to time, services of outside consultants to assist it in various functions. The Company may allocate a portion of its working capital for part-time secretarial and other services required by it.

     The Company's subsidiary, Precision, has seven (7) non-union employees: One
(1) is a plant manager, one (1) is a production supervisor, one (1) is a quality assurance manager, one (1) is an operator, and three (3) are engaged in office and clerical duties.

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

     Tru-Tel has since filed for bankruptcy, and the Company has filed a lawsuit against the principals of Tru-Tel who personally guaranteed the Note. There is no assurance that the Company will be able to collect the approximate $350,000 balance. It may be likely that the Company will not receive the full payment settled upon.

     INVESTIGATION OF SHAREHOLDER. In 1999, the State of Florida's Department of Banking and Finance Control advised the Company that it was reviewing the ownership of securities of the Company by Derby Holdings Group, Ltd. (See Items 5 and 11). The Company was advised that review was confidential and was not construed as an indication of a violation on the part of the Company or any other person or entity. The Company has heard nothing further regarding this.

     GOPROFIT LITIGATION. On August 28, 2000 the Company filed a complaint in the Eight Judicial District Court, Clark County, Nevada, seeking recission of the Stock Purchase Agreement with GoProfit.com, Inc. ("GoProfit") and damages against the former principals of the GoProfit. In the action, the Company sought to cancel or retrieve the common stock it issued to GoProfit and its principals. It also sought the appointment of a Receiver or Custodian pursuant to Nevada state law. The latter was requested on the basis of the alleged fraudulent nature of the sale, and the insolvency of GoProfit. The claim for recission was based on the alleged breach of the terms and conditions of the GoProfit Stock Purchase Agreement. Damages were sought for the loss of benefit of the buyer, i.e., because of the alleged lost opportunity with respect to its assets; the Company believed it had lost market value in its stock equity.

     The Complaint also alleged a breach of fiduciary duty by the former principals of GoProfit in the failure to protect assets and the misappropriation and/or division of assets. Removal of the former principals of GoProfit as Directors of that company is also sought.

     In October 2001, the parties settled the matter, which rescinded the entire matter. All stock included has been, or is being retrieved or cancelled. No damages were obtained.

     1996 DEPARTMENT OF JUSTICE ACTION. In 1996, the U.S. Department of Justice took action against certain former directors and officers of the Company and other non-affiliated individuals who were accused of racketeering, RICO violations, securities fraud and wire fraud. All of the charges against the former directors and officer arose out of alleged activities the individuals undertook while serving as directors and officers of the Company. The Company was not a party of and was not named as a defendant in the indictments. The persons named in the action (as disclosed in prior Form 10-KSB filings), are no longer officers or directors of the Company. It is the Company's understanding that as of the date of this report, certain of the defendants have been convicted and sentenced. For more information, see Form 10-KSB's as previously filed by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fiscal year ended June 30, 2000, to a vote of the Company's security holders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is currently traded in the over-the-counter market and is quoted by the National Quotation Bureau as a non-NASDAQ OTC security. According to information provided to the Company, during the fiscal year ended June 30, 2001, 5,365,500 shares of the Company's Common Stock were traded on the OTC Market. Nonetheless, the Company therefore believes that there is no well-established public trading market for the Company's Common Stock. The Company also believes that there are only five (5) market makers, which currently make a market in the Company's Common Stock. These "pink sheet" quotations reflect inter-dealer reported bid prices, and may or may not necessarily represent actual transactions.

                                          CLOSING BID             CLOSING ASK
                                         --------------          --------------
                                         HIGH       LOW          HIGH       LOW
                                         ----       ---          ----       ---
     2000
     July 1 through September 30        .96875      .26        1.03125      .28
     October 1 through December 1          .26     .065            .29     .075


     2001
     January 3 through March 31            .09      .06            .10     .063
     April 3 through June 30               .27      .05            .33     .055

     As of June 30, 2001, there were approximately 819 holders of record of the Company's Common Stock as reported to the Company by its transfer agent.

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

     Of the eighteen thousand (18,000) shares of Series B convertible preferred stock held by Dingaan Holdings, SA ("Dingaan"), an affiliate, Dingaan transferred all of its shares to Derby Holdings Group, Limited ("Derby"). Subsequently, Derby has since converted a number of the Class B preferred stock. See Item 11.

     From March 9, 1999 to May 1, 2001, such transactions were made, and Derby has been issued a total of Three Million Four Hundred Thousand (3,400,000) shares of the Company's common stock.

     The Company had issued one hundred (100) shares of Series B Convertible Preferred Stock to Hanes Development, Ltd., a British Virgin Islands corporation, in connection with the Company's acquisition of GoProfit.com, Inc. The Company also issued five hundred thousand (500,000) shares of restricted common stock to principals of GoProfit.com, Inc., in connection with the GoProfit.com, Inc. acquisition. All these share have been or will be retrieved or cancelled as part of a settlement with Go-Profit.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash and cash equivalents totaled $108,713 at June 30, 2001 compared to $125,049 at June 30, 2000. The decrease in cash of $(16,336) was due to cash used in operations of approximately $100,000, partially offset by the receipt of $65,000 of debt financing and the sale of a small amount of our investment in Precision Plastics for $25,000. The Company's current cash requirements are for the operation of the Company, the purchase of inventory and payments on debt.

     Long-term cash requirements are for the support of normal operating expenses, payments on our remaining capital lease obligation, and the payment of preferred dividends. If found, funds are anticipated for the acquisition of additional ventures, however, funds will need to be raised to support such new ventures, or to expand operations through a sales force. The company currently has not located any additional acquisitions. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2002.

     The Company's principal commitments at June 30, 2001 consist of obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

     The Company generated revenues from operations of $726,172 with cost of sales of $610,947, and a gross margin of $115,225, (16% of sales) for the year ended June 30, 2001 as compared to revenues of $689,289 with cost of sales of $84,461 and gross profit of $104,828 (15% of sales) for the same period last year. The result is a 5% increase in sales, and a 1% increase in gross margin. The increase in sales is minimal and equates to approximately $20,000 increased volume of injection molding and approximately $17,000 in service revenues in Diamond. The increase in profit margin is due to the increase of service revenues received by the parent company with essentially no cost associated with these revenues. The plastic operations had a 3% decrease in margin due to the use of outside tool makers, rather than staffing their own tool room. This caused a much lower margin on the tool making revenues.

     Selling, general and administrative expenses were $499,712 for the year ended June 30, 2001 a decrease of $194,401 over the same period last year. The decrease is due in part to the decrease in salary costs of approximately $112,000, due to the decrease in personnel. There were also decreases in travel costs of $25,000, and a decrease in legal, utility and various overhead expenses from the continuing effort to minimize our operating expenses, and the decrease in operating activities of Diamond Equities.

     Management anticipates that general selling and administrative expenses will continue to remain constant for the upcoming year, with a possible slight decrease as we continue to search for ways to decrease operating overhead.

     The Company incurred a loss of $(294,504) for the year ended June 30, 2001 compared to a loss of $(943,011) for the same time period a year ago. The $648,500 increase in our bottom line is due primarily to the decrease in losses from investments and the write off of notes receivable totaling over $473,000. The remaining increase in our bottom line is due to the decrease in general and administrative expenses of $190,000.

     The 2nd fiscal quarter is typically the slowest quarter of the year, due to the holidays and the seasonal aspect to the orders of our customers. No other seasonal aspects of the Company's business are expected to have a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

     The Company's plan for fiscal 2002 is to increase sales in the plastic molding operations through the addition of new customers through our current contacts in the industry and the exploration of potential acquisitions of small plastic operations. Management intends to increase revenues to more closely reach the manufacturing capacity of our Mesa Arizona plant in order to achieve maximum profit.

     The Company also intends to continue its plan to assemble and market the prototype motorcycle of Real Motorcycles.com, our subsidiary. Operations are being set up at the Plastics operation in Mesa, Arizona, where assembly of the motorcycle will take place. We are currently waiting for the prototype to clear DOT and are finishing our final touches on the design of the two models. The Company will need to raise between $500,000 and $1,000,000 to launch the manufacturing process of RealMotorcycles.com, Inc. Management is currently reviewing it's options and sources of providing the needed capital to begin this operation.

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

ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements are attached hereto and incorporated herein:

                                                                          Page
                                                                          ----
Independent Auditor's Report ...........................................   F-1

Consolidated Balance Sheet .............................................   F-2

Consolidated Statements of Operations for the Years Ended
June 30, 2001 and 2000 .................................................   F-3

Consolidated Statements of Stockholder's Equity for the years
ended June 30, 2001 and 2000 ...........................................   F-4

Consolidated Statements of Cash Flows for the years ended
June 30, 2001, and 2000 ................................................   F-5

Notes to Consolidated Financial Statements .............................   F-6

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

GENERAL

     The following information is provided for each of the executive officers and directors of the Company:

     DAVID WESTFERE, 35, has been a Director, President and Chief Executive and Operating Officer of the Company since April 6, 1995, and was General Manager of Operations from January 1991 to April 1995. He also acts as President of Precision Plastics Molding, Inc., a subsidiary of the Company. Mr. Westfere presently works part time for the Company, and for Precision, and is also presently the owner-operator of a towing service company. From 1988 until 1990 he was the route supervisor for the Company's pay telephone operation in Bakersfield, California, and from 1990 until 1991 he was the route supervisor of the Company's pay telephone operation in Phoenix, Arizona. From September 1984 to June 1987 Mr. Westfere attended the University of Akron.

     TODD D. CHISHOLM, 39, has been a Director of the Company since June 27, 1995. From June 1990 until September 1992 he was employed as a staff accountant by Orton & Company, Certified Public Accountants, and from September 1992 until June 1994 he was employed as audit manager by Jones, Jensen, Orton & Company, Certified Public Accountants. Since June 1994 he has been self-employed as a Certified Public Accountant. Since April 1995 he has also been the Vice-President and Chief Financial Officer of The Solarium, Inc., a privately held travel and tanning center. Mr. Chisholm received a Bachelor of Arts degree in business from the University of Utah. He has been a Certified Public Accountant since 1992.

     The Registrant also employs Mr. Chisholm as its CFO and Secretary/Treasurer. Mr. Chisholm, performs accounting services for the Registrant for which he is paid a flat fee of $850 per month for compilation and payroll services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement between Mr. Chisholm and the Registrant are at least as favorable as terms that could be obtained with a non-affiliated party.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table set forth the aggregate executive compensation earned by or paid to current management of the Company for the fiscal year ended June 30, 2001, 2000 and 1999.

                                           ANNUAL COMPENSATION
                                           -------------------
                                                                   OTHER ANNUAL
NAME AND PRINCIPAL POSITIONS      YEAR      SALARY       BONUS     COMPENSATION
----------------------------      ----      ------       -----     ------------
David Westfere, President (1)     2001     $20,000 (5)  $  0.00      $ 9,474 (2)
                                  2000     $76,000      $  0.00      $ 9,496 (3)
                                  1999     $38,400      $10,000      $19,994 (4)

Todd D. Chisholm                  2001     $  0.00      $  0.00      $  0.00
                                  2000     $  0.00      $  0.00      $  0.00
                                  1999     $  0.00      $10,000      $  0.00
----------
(1) The Company did not pay any long-term compensation to Mr. Westfere during the above periods.
(2) During Fiscal year 2001, the Company paid $5566.12 in medical insurance and $3908.25 in other employee benefits.
(3) During Fiscal 2000, the Company paid $5,654.36 in Medical Insurance and $3,841.94 in other employee benefits.
(4) During the fiscal year 1999, the Company paid (i) health insurance premiums of approximately $6,000 and (ii), $33,000 to C&N, Inc., a company controlled by Mr. Westfere, for management services.
(5)  In addition, the Company is delinquent in salary payments of $20,000.

     No executive officer of the Company received compensation exceeding $100,000 for the fiscal years ended June 2000, 1999 and 1998.

     COMPENSATION OF DIRECTORS. Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. No such fees were paid to the Company's directors for the fiscal year 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning the Common Stock ownership as of June 30, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; (iii) each of the Company's executive officers; and (iv) directors and executive officers of the Company as a group:

                                                        AMOUNT AND NATURE OF
    NAME AND ADDRESS OF BENEFICIAL OWNER                BENEFICIAL OWNERSHIP
    ------------------------------------                --------------------
    Oak Holdings, Inc.                                       2,500,000 (1)
    Apartado 63685
    Panama, Republic of Panama

    Cede & Co.                                               4,720,951 (2)
    P.O. Box 222
    Bowling Green Station
    New York, New York 10274

    Directors and Executive Officers                                -0-
    as a Group (2 persons)

----------
(1) These shares are held and of record by Oak Holdings, Inc., Grafton Holdings, S.A. ("Grafton") has indicated that it has direct beneficial ownership of such shares. However, the Company believes that Grafton has indirect ownership of such shares as the sole corporate director of Oak Holdings, Inc.. As the sole corporate director of Oak Holdings, Inc., Grafton has represented to the Company that it is responsible for the management of Oak Holdings, Inc. Mr. Baily has indicated to the Company that he has indirect beneficial ownership of such shares by virtue of being a controlling shareholder of Oak Holdings, Inc. with Pedro Coronado.
(2) Represents shares held for the benefit of individual shareholders in the "street name" of Cede & Co., an entity that exists to perform that function.

     The above table and footnotes reflects the removal of certain entities, which no longer own 5% or more of the outstanding Common Stock.

     As of September 27, 2001, the Company had outstanding 14,600 shares of Series B Preferred Stock, all of which shares are now owned of record by Derby Holding Group ("Derby").

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Chisholm, a director of the Company, performs accounting services for the Company. He is paid a flat fee of $850 per month for compilation and payroll services and is paid an hourly fee for any additional work. It is believed that the terms of the arrangement are at least as favorable as the terms that could be obtained with a non-affiliated party.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K.

(a) The following exhibits are furnished with this Report pursuant to Item 601 of Regulation SB-2.

Exhibit No.             Description of Exhibit                              Page
-----------             ----------------------                              ----
  3 (i)      Articles of Incorporation as amended                              *
  3 (ii)     Bylaws of the Company, as currently in effect                     *
  3 (iii)    Certificate regarding Series A 6% Preferred Stock               ***
  3 (iv)     Certificate of Amendment of Articles of Incorporation,
             dated June 20, 1997                                             ***
  3 (v)      Articles of Incorporation - Precision Plastics Molding, Inc.     *3
  3 (vi)     Bylaws - Precision Plastics Molding, Inc.                        *3
  4 (a)      Form of certificate evidencing shares of Common Stock             *
  4 (b)      Form of certificate evidencing shares of Series A
             6% Preferred Stock                                              ***
  10.1       Assignment and Assumption of Liabilities Agreement               **
  10.2       Stock Purchase Agreement dated April 3, 1995 between
             Oak Holdings and Teletek, Inc.                                 ****
  10.3       Consulting Agreement dated April 6, 1995, between the
             Company and Michael Swan                                       ****
  10.4       Consulting Agreement dated January 1, 1995, between the
             Company and C&N, Inc.                                           ***
  10.5       Severance Agreement dated October 3, 1996 between the
             Company and Michael Swan                                         *2
  10.6       Stock Purchase Agreement between Teletek, Inc. and Dingaan
             Holdings, S.A. dated December 1, 1996 (change in control
             of registrant)                                                *****
  10.7       Asset Purchase Agreement between the Company, Precision
             and Premier Plastics Corp, dated June 15, 1998.                  *3
  10.8       Asset Purchase Agreement between the Company, Precision
             and Accurate Thermoplastics, Inc., dated July 15, 1998           *3
  10.9       Preferred Stock Exchange Agreement  Dingaan/DEI                  *3
  10.10      Stock Purchase Agreement - GoProfit.Com, Inc.                    *4
  10.11      Correction Agreement - GoProfit.Com, Inc.                        *4

----------
* Incorporated by reference to the exhibits with the Company's registration statement on Form 10-SB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on May 13, 1994.
** Incorporated by reference to the exhibits filed with the Company's 1994 annual report on Form 10-KSB (Commission File No. 0-24138) filed with the Securities and Exchange Commission on October 13, 1994.
*** Incorporated by reference to the exhibits filed with the Company's registration statement on Form SB-2 (Commission File No. 33-85884).
**** Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on December 1, 1996.
***** Incorporated by reference to the Company's Report on Form 8-K (Commission File No. 0-24138) filed with the Securities and Exchange Commission on March 15, 1997.
*2 Incorporated by reference to the exhibits filed with the Company's 1996 Annual Report on Form 10-KSB (Commission file No. 0-24138) filed with the Securities and Exchange Commission on October 11, 1996.
*3 Incorporated by reference to the exhibits filed with the Company's Form 10-KSB filed with the Commission on September 28, 1998.
*4 Incorporated by reference to the exhibits filed with the Company's Form 10-KSB filed with the Commission on October 13, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIAMOND EQUITIES, INC.
                                   Registrant ("Company")


Date: October 15, 2001             By: /s/ David D. Westfere
                                      ----------------------------
                                      David D. Westfere,
                                      President



Date: October 15, 2001             By: /s/ Todd D. Chisholm
                                      ----------------------------
                                      Todd D. Chisholm,
                                      Chief Financial Officer

                             DIAMOND EQUITIES, INC.

                    Including the accounts of its subsidiary
                        Precision Plastics Molding, Inc.


                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

                       [WITH INDEPENDENT AUDITORS' REPORT]

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of
Diamond Equities, Inc.

We have audited the accompanying consolidated balance sheet of Diamond Equities, Inc. including the accounts of its subsidiary, Precision Plastics Molding, Inc. as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diamond Equities, Inc, for the period ended June 30, 2000, were audited by other auditors whose report dated September 16, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond Equities, Inc., including the accounts of its subsidiary as of June 30, 2001, and the results of operations and cash flows for the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has accumulated losses from operations and has experienced declining revenue from levels in prior years which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ MANTYLA McREYNOLDS

Salt Lake City, Utah
August 4, 2001

                             DIAMOND EQUITIES, INC.
                    INCLUDING THE ACCOUNTS OF ITS SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS
  Cash & cash equivalents - Notes 2 & 3                            $   108,713
  Accounts receivable (net of allowance $10,000)-Note 13               110,687
  Inventory - Notes 2 & 6                                               71,989
                                                                   -----------
     TOTAL CURRENT ASSETS                                              291,389

PROPERTY AND EQUIPMENT - Note 7
  Property and equipment                                             1,045,306
  Less: Accumulated depreciation                                      (642,772)
                                                                   -----------
     NET PROPERTY AND EQUIPMENT                                        402,534

OTHER ASSETS
  Other assets                                                           1,191
  Deposits                                                               6,750
                                                                   -----------
     TOTAL OTHER ASSETS                                                  7,941
                                                                   -----------
     TOTAL ASSETS                                                  $   701,864
                                                                   ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $   154,828
  Accrued liabilities                                                   97,295
  Accrued preferred dividends - Note 12                                 31,874
  Due to related party - Note 15                                        50,000
  Capital lease payable - Note 18                                        2,287
                                                                   -----------
     TOTAL CURRENT LIABILITIES                                         336,284

Long-Term Liabilities
  Notes payable related parties - Note 15                               15,000
                                                                   -----------
     TOTAL LONG-TERM LIABILITIES                                        15,000
                                                                   -----------
     TOTAL LIABILITIES                                                 351,284

MINORITY INTEREST                                                      164,736

STOCKHOLDERS' EQUITY - Note 12
  Preferred stock A -- 6%, $.001 par value, convertible,
   18,000 shares authorized, 250 issued and outstanding,
   liquidation preference of $250,000                                        1
  Preferred stock B-convertible, 18,000 shares authorized,
   14,794 shares issued and outstanding                              1,663,120
  Common stock -- 50,000,000 shares authorized, $.001 par
   value;  8,480,099 shares issued and outstanding                       8,480
  Additional paid-in capital                                         3,651,756
  Deficit accumulated during the development stage                  (5,137,513)
                                                                   -----------
     TOTAL STOCKHOLDERS' EQUITY                                        185,844
                                                                   -----------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $   701,864
                                                                   ===========

                 See accompanying notes to financial statements

                             DIAMOND EQUITIES, INC.
                    INCLUDING THE ACCOUNTS OF ITS SUBSIDIARY

            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                             JUNE 30, 2001 AND 2000


                                                    YEAR ENDED       YEAR ENDED
                                                     6/30/01          6/30/00
                                                   -----------      -----------

Revenues - Note 1                                  $   726,172      $   689,289
Cost of Sales                                          610,947          584,461
                                                   -----------      -----------
     GROSS PROFIT                                      115,225          104,828

Marketing, general and administrative                  499,712          694,113
                                                   -----------      -----------
  Total Operating Expenses                             499,712          694,113
                                                   -----------      -----------
     NET LOSS FROM OPERATIONS                         (384,487)        (589,285)

OTHER INCOME/(EXPENSE)
  Interest Income                                  $         0      $     3,667
  Interest Expense                                        (566)         (11,937)
  Other Income                                             413           23,696
  Loss From Write Off of Investments - Note 8                          (212,906)
  Loss From Write Off of Note - Note 4                                 (261,000)
                                                   -----------      -----------
     TOTAL OTHER INCOME/(EXPENSE)                         (153)        (458,480)
                                                   -----------      -----------
NET LOSS FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND EXTRAORDINARY ITEM       (384,640)      (1,047,765)
Minority Interest                                       90,136          104,754
                                                   -----------      -----------

     NET LOSS                                      $  (294,504)     $  (943,011)
                                                   ===========      ===========

BASIC NET LOSS PER COMMON SHARE                    $     (0.04)     $     (0.12)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           8,325,031        8,074,265
                                                   ===========      ===========

                 See accompanying notes to financial statements

                             DIAMOND EQUITIES, INC.
                    INCLUDING THE ACCOUNTS OF ITS SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 2001 AND JUNE 30, 2000



                                                                            PREFERRED STOCK
                                COMMON STOCK                     ---------------------------------------
                            --------------------    ADDITIONAL       SERIES A             SERIES B
                              SHARES     COMMON      PAID-IN     ---------------    --------------------   ACCUMULATED
                              ISSUED      STOCK      CAPITAL     SHARES   AMOUNT    SHARES      AMOUNT       DEFICIT         TOTAL
                            ----------   -------    ----------   ------   ------    ------    ----------   -----------    ----------
BALANCE, JUNE 30, 1999       7,366,099   $ 7,366    $4,130,066     350     $  1     15,900   $1,605,540   $(3,865,302)   $1,877,671
                            ----------   -------    ----------    ----     ----    -------   ----------   -----------    ----------
Conversion of Series B         600,000       600        59,986                        (600)     (60,586)                          0

Stock issued to settle
 suit                           14,000        14       114,780                                                              114,794

Conversion of Series B         300,000       300        29,993                        (300)     (30,293)                          0

Acquired and Cancelled
Series A                                              (100,000)   (100)       0                                            (100,000)

Adjustment to equity
 method for GoProfit
 minority interest                                    (628,433)                                                            (628,433)

Conversion of Preferred
dividends to Series B
Preferred stock                                                                        194      194,023                     194,023

Preferred dividends                                                                                           (17,481)      (17,481)

Net loss for the year
ended June 30, 2000                                                                                          (943,011)     (943,011)
                            ----------   -------    ----------    ----     ----    -------   ----------   -----------    ----------
BALANCE, JUNE 30, 2000       8,280,099   $ 8,280    $3,606,392     250     $  1     15,194   $1,708,684   $(4,825,794)   $  497,563
                            ----------   -------    ----------    ----     ----    -------   ----------   -----------    ----------
Preferred shares converted
to common stock                400,000       400        45,164                        (400)     (45,564)                          0

Common shares cancelled       (200,000)     (200)          200                                                                    0

Preferred dividends                                                                                           (15,000)      (15,000)

Preferred dividend on
subsidiary                                                                                                     (2,215)       (2,215)

Net loss for the year
ended June 30, 2001                                                                                          (294,504)     (294,504)
                            ----------   -------    ----------    ----     ----    -------   ----------   -----------    ----------
BALANCE, JUNE 30, 2001       8,480,099   $ 8,480    $3,651,756     250     $  1     14,794   $1,663,120   $(5,137,513)   $  185,844
                            ----------   -------    ----------    ----     ----    -------   ----------   -----------    ----------

                 See accompanying notes to financial statements

                             DIAMOND EQUITIES, INC.
                    INCLUDING THE ACCOUNTS OF ITS SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                 YEAR ENDED          YEAR ENDED
                                                                   6/30/01            6/30/00
                                                                 ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                       $   (2,215)         $ (943,011)
  Minority interest net loss                                        (90,136)           (104,754)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                   216,004             215,378
    Allowance on note and accounts receivable                        19,935              (3,646)
    Loss in investment                                                    0             300,186
    Decrease/(increase) in accounts receivable                      (27,985)            118,477
    Increase/(decrease) in accounts payable                          11,280             (68,205)
    Increase/(decrease) in other current liabilities                 40,851              (5,166)
    Decrease/(increase) in deposits                                       0               1,000
    Decrease/(increase) in interest receivable                            0              12,658
    Decrease/(increase) in inventories                               26,592              85,562
    Decrease/(increase) in other assets                              (1,191)            195,893
    Increase/(decrease) in deferred income                                0              (8,809)
    Decrease/(increase) in prepaid expenses                               0               6,628
                                                                 ----------          ----------
          NET CASH USED FOR OPERATING ACTIVITIES                    193,135            (197,809)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, machinery and equipment                        (582)            (17,839)
  Payments received on notes receivable                                   0             200,000
  Cash proceeds from sale of investment in subsidiary                25,000                   0
                                                                 ----------          ----------
          NET CASH USED FOR INVESTING ACTIVITIES                     24,418             182,161

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowing                                            65,000                   0
  Payments on notes payable                                               0            (165,000)
  Accrual of preferred dividends minority interest                   (1,385)             (1,119)
  Proceeds from stock issued by subsidiary                                0             240,000
  Payment of dividends                                               (3,124)             (2,448)
  Principal payments on leases                                       (2,091)            (33,435)
                                                                 ----------          ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                  58,400              37,998
                                                                 ----------          ----------
          NET INCREASE/(DECREASE) IN CASH                           275,953              22,350

BEGINNING CASH AND CASH EQUIVALENTS                                 125,049             210,035
LESS BEGINNING CASH IN GOPROFIT                                                        (107,336)
                                                                 ----------          ----------
ENDING CASH AND CASH EQUIVALENTS                                 $  401,002          $  125,049
                                                                 ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest                         $      566          $    1,475
  Cash paid during the year for income/franchise taxes           $        0          $      100

NONCASH FINANCING ACTIVITIES
  Common stock issued for debt                                   $        0          $  114,794

                 See accompanying notes to financial statements

                             DIAMOND EQUITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts and activity of Diamond Equities, Inc. (the "Company") and its majority owned subsidiary Precision Plastics Molding, Inc. ("Precision"). Precision is engaged primarily in the plastic injection molding business. All operations are conducted in a facility in Mesa, Arizona. The Company is also seeking other business opportunities.

     The consolidated financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     ADVERTISING EXPENSES

     The Company expenses advertising costs as incurred. Advertising expenses were $686 and $1,796 for the years ended June 30, 2001 and 2000, respectively.

                             DIAMOND EQUITIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [CONTINUED]
                                  JUNE 30, 2001


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     LOSS PER COMMON SHARE

     Net loss per common share is calculated under the provisions of SFAS No. 128 EARNINGS PER SHARE, by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings per share are not presented because the effect of considering the convertible preferred stock would be antidilutive for both years ending June 30, 2001 and 2000.

NOTE 3. CASH AND CASH EQUIVALENTS

     The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2001, the Company's uninsured bank balances total $16,162.

NOTE 4. NOTE RECEIVABLE

     On November 15, 1996 the Company sold all of its assets related to the operation of the pay-telephone business. In connection with the sale of the assets, the Company received a note receivable of $811,250. No payments had been received on the note through June 30, 1998 and the Company commenced legal proceedings to collect the amount. A settlement was reached in March 1999 in the amount of $450,000 including a $100,000 payment that was received at time of settlement. During fiscal year 2000 the company determined that the note was uncollectible therefore management wrote the note off to bad debt expense in the amount of $261,000.

     In July 1997 the company made two loans for a total of $15,750 with terms of 12 months and an interest rate of 9.5% per annum. The original due dates were in July 1998. The maturity dates were extended to December 2000. Interest receivable was accrued through June 30, 2000 in the amount of $3,281. The Company has determined that the balance may be uncollectible and has charged bad debt expense.

                             DIAMOND EQUITIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [CONTINUED]
                                  JUNE 30, 2001


NOTE 5. LIQUIDITY

     The Company has accumulated losses through June 30, 2001 amounting to $5,116,702, and has experienced a significant decrease in revenue from levels in prior years. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans include increasing revenue in its subsidiary through additional marketing and through raising capital as needed. The Company is also seeking new business opportunities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. INVENTORIES

     Inventories consist of the following at June 30, 2001:

     Raw Materials                                               $  26,708
     Finished Goods                                                 45,281
                                                                 ---------
     Total Inventory                                             $  71,989
                                                                 =========

NOTE 7. PROPERTY, MACHINERY AND EQUIPMENT

     Property, machinery and equipment consist of the following at June 30, 2001:

                                                  ACCUMULATED
                                     COST         DEPRECIATION       NET VALUE
                                  ----------      ------------      ----------
     Equipment                    $  915,060       $  528,006       $  387,054
     Leasehold improvements           51,634           50,199            1,435
     Furniture and fixtures           41,217           32,456            8,761
     Office equipment                 36,145           30,896            5,249
     Vehicles                          1,250            1,215               35
                                  ----------       ----------       ----------
          TOTALS:                 $1,045,306       $  642,772       $  402,534
                                  ==========       ==========       ==========

     Office equipment includes $8,097 less $4,723 in accumulated amortization on equipment under capital lease. Depreciation expense, including lease amortization, for the years ended June 30, 2001 and 2000 was $216,004 and $215,378, respectively.

                             DIAMOND EQUITIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [CONTINUED]
                                  JUNE 30, 2001


NOTE 8. BUSINESS ACQUISITIONS

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

     The founders and principals of GoProfit have asserted claims against the Company to remove restrictions from the common stock previously issued to the founders and principals. However, during the year ended June 30, 2001, 200,000 of the 600,000 shares of Company stock which had been issued in the acquisition were returned to the treasury and cancelled.

NOTE 9. CUSTOMER DEPOSITS

     The Company requires a fifty percent deposit at time of order placement for tool work and recognizes the deposit as revenue upon shipment of order. The customer deposit balance as of June 30, 2001 was $0.

NOTE 10. INCOME TAXES

     The Company has the following temporary differences and loss carryforward amounts as of the balance sheet date. The timing difference multiplied by the estimated tax rate, for the period the temporary differences are expected to reverse, becomes a deferred tax asset or liability.

                   DESCRIPTION                                    TAX       RATE
                   -----------                                -----------   ----
     Net operating loss-federal (expires 2021)   $3,848,705   $ 1,308,560    34%
     Net operating loss-state                     3,848,705       307,896     8%
     Valuation allowance                                       (1,616,456)
                                                              -----------
     Deferred tax asset 6/30/2001                             $         0
                                                              ===========

     The allowance has increased $114,951 from $1,501,505 as of June 30, 2000. For the years ending June 30, 2001 and 2000 the Company had no significant income tax expense or liability as a result of net operating losses incurred. Currently, there is no reasonable assurance that the Company will be able to take advantage of deferred tax assets, thus, an offsetting allowance has been established for the deferred asset.

                             DIAMOND EQUITIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [CONTINUED]
                                  JUNE 30, 2001


NOTE 11. OPERATING LEASE

     The Company leases its operations facility under an operating lease that expired in July 1999. The rental agreement has been month to month since July 1999. Rent expense under the lease was approximately $78,991 and $83,874 for the years ended June 30, 2001 and 2000.

NOTE 12. STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Series A has a liquidation preference of $250,000. The shares are convertible to common stock at a rate equal to 75% the average bid price of the common stock for a period of ten days prior to conversion. The Company accrued dividends of $15,000 for the year on the Series A Preferred Stock; the balance due as of June 30, 2001 is $31,874.

     Series B shares are convertible into 1,000 shares of common stock for each share of preferred. In prior years, the Company accrued $194,023 in preferred dividends. Effective June 30, 2000, those dividends were converted to 194 shares of Class B Preferred Stock. There are no cumulative dividends on the Class B preferred stock.

     During the year ended June 30, 2000, the Company converted 900 shares of the Series B Preferred Stock into 900,000 shares of common stock. In the current fiscal year, 400 shares were converted to 400,000 shares of common stock.

     COMMON STOCK

     For the year ended June 30, 1999, the Company issued 600,000 shares of common stock valued at $360,000 for the purchase of all of the common stock of Go-Profit.

     For the year ended June 30, 2000, the Company issued 14,000 shares of common stock in settlement of a note payable that the Company was in default to the prior owner of the Precision Plastics subsidiary.

     The Company reclassified the minority interest in GoProfit from additional paid in capital to the minority interest when they switched to the equity method of accounting for its investment.

NOTE 13. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily accounts receivable. Approximately $93,000 of the accounts receivable balance at June 30, 2001 is due from two significant customers. Approximately 56% of the Company's revenue for the year ended June 30, 2001 was derived from two customers, including 36% and 20% from each customer.

                             DIAMOND EQUITIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [CONTINUED]
                                  JUNE 30, 2001


NOTE 14. EMPLOYEE STOCK OPTION PLAN

     Precision Plastics Molding, Inc., adopted an employee stock option plan in June 1998 pursuant to which options may be granted to key employees and/or officers who are selected by the Board of Directors. The exercise price of the options granted pursuant to the Plan are determined by the Board of Directors on a case-by-case basis. Options are exercisable over a three year period and only while the optionee remains an employee of the Company, except that, in the event of an optionee's termination of employment by reason of disability or death while an employee. The Plan allows granting of up to 2,400,000 shares of Precision common stock. On June 26, 2000, 1,500,000 options were granted to five individuals and exercised at the price of $.04 per share for services valued in aggregate at $60,000. No other options have been granted under the Plan.

NOTE 15. RELATED PARTY TRANSACTIONS

     During the year ended June 30, 2001, the Company paid $20,000 to David Westfere, an owner and officer for management services.

     An officer and director of the Company performs accounting services for the Company through his accounting firm at its hourly rates for compilation services and for any additional work. The Company paid $13,817 and $7,922 to the firm for the years ended June 30, 2001 and 2000, respectively.

     To meet the operating cash needs, a shareholder has advanced $50,000 to the Company. The loan is unsecured, is non-interest bearing and is payable on demand.

     In connection with the GoProfit acquisition, the Company received advances of approximately $15,000. The Company executed an unsecured note providing interest payable at 10% per annum; the principal is due on or before March 25, 2002, and the note is renewable at the option of the Company.

NOTE 16. COMMITMENTS AND CONTINGENCIES

     Precision entered into an employment agreement on July 1, 1998 for an initial term of three years. The employee/officer is to receive a base salary of $40,000 and shall be adjusted annually by the increase, if any, in the cost of living. The employee is entitled to an annual bonus as determined by the Board of Directors. The Company paid $16,666 and $0 under this agreement during the years ended June 30, 2001 and 2000, respectively. The Company has recorded approximately $76,397, due under this obligation in accrued liabilities.

                             DIAMOND EQUITIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [CONTINUED]
                                  JUNE 30, 2001


NOTE 17. SEGMENT INFORMATION

     The Company was operating in one business segment at June 30, 2001. The Company operates a plastics injection molding operation through its Precision subsidiary. The parent Company has no business operations that generate revenue. However, the parent Company incurs expenses as it seeks additional business opportunities.

                                        PRECISION        PARENT         TOTAL
                                        ---------      ---------      ---------
     Revenues                           $ 709,172      $  17,000      $ 726,172

     Segment loss, net of minority
     interest in loss of $90,136 in
     Precision                           (143,967)      (129,725)      (273,692)

     Total assets                         688,842         33,313        722,155

     Capital expenditures                     582              0            582

     Depreciation                       $ 209,955      $   6,049      $ 216,004

NOTE 18. CAPITAL LEASE

     The Company leases office equipment under capital leases expiring through June 2002. The following presents future minimum lease payments under capital lease by year and the present value of minimum lease payments as of June 30, 2001:

                                                        YEAR ENDED JUNE 30, 2001
                                                        ------------------------
     2002                                                         $2,400
                                                                  ------
     Total minimum lease payments                                  2,400

     Less amount representing interest                               113
                                                                  ------
     Present value of minimum lease payments                       2,287

     Current portion                                               2,287
                                                                  ------
     Long-term portion                                            $    0
                                                                  ======