Form 10QSB
period 2001-09-30
DIAMOND EQUITIES INC
filed 2001-11-21
CIK 923150

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2001, Diamond Equities, Inc. had 8,480,099 shares of its $0.001 par value common stock outstanding.

                             Diamond Equities, Inc.
                                    Form 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE
                                                                            ----

         Balance Sheets - September 30, 2001 and June 30, 2001.............. 3-4

         Statements of Operations for the Three Months
         Ended September 30, 2001 and 2000..................................   5

         Statement of Cash Flows - for the Three Months
         Ended September 30, 2001 and 2000.................................. 6-7

         Notes to Financial Statements......................................   8

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................   9

PART II. OTHER INFORMATION

         Item 3(b) Defaults Upon Senior Securities..........................  10

                             Diamond Equities, Inc.
                                 Balance Sheets

                                     ASSETS

                                                     September 30,     June 30,
                                                         2001            2001
                                                     -------------     --------
                                                      (Unaudited)      (Audited)
CURRENT ASSETS
  Cash                                                  $125,811       $108,713
  Receivables
  Trade accounts, net of allowance for doubtful
   accounts of $10,000 at September 30, 2001 and
   June 30, 2001                                          64,872        110,687
  Interest Receivable                                         --             --
  Inventory                                               88,840         71,989
  Note Receivable-current portion                             --             --
                                                        --------       --------

     Total Current Assets                                279,523        291,389
                                                        --------       --------

PROPERTY AND EQUIPMENT                                   352,272        402,534
                                                        --------       --------
OTHER ASSETS
  Other Assets                                             7,941          7,941
                                                        --------       --------

     Total Other Assets                                    7,941          7,941
                                                        --------       --------

                                                        $639,736       $701,864
                                                        ========       ========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                           Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 30,       June 30,
                                                                   2001              2001
                                                                -----------       -----------
CURRENT LIABILITIES
  Accounts payable                                              $   189,967       $   154,828
  Accrued expenses                                                   96,397            97,295
  Accrued preferred dividends                                        36,521            31,874
  Capital lease obligation-current portion                            1,734             2,287
  Current portion Long term debt                                     55,000            50,000
                                                                -----------       -----------

     Total Current Liabilities                                      379,619           336,284
                                                                -----------       -----------

LONG-TERM LIABILITIES
  Capital lease obligations                                              --                --
  Notes payable                                                      15,000            15,000
                                                                -----------       -----------

     Total Long-term liabilities                                     15,000            15,000
                                                                -----------       -----------

     Total Liabilities                                              394,619           351,284
                                                                -----------       -----------

MINORITY INTEREST                                                   131,970           164,736
                                                                -----------       -----------

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $.001 par, 6% cumulative,
    non-voting, series A; 18,000 shares authorized;
    250 shares issued and outstanding,
    liquidation preference of $250,000                                    1                 1
  Convertible preferred stock, non-voting, non-cumulative
    series B; 18,000 shares authorized; 14,794 shares issued
    and outstanding                                               1,663,120         1,663,120
  Common stock, $.001 par value; 50,000,000 shares
    authorized; 8,480,099 shares issued and outstanding               8,480             8,480
  Additional paid-in capital                                      3,651,756         3,651,756
  Accumulated deficit                                            (5,210,210)       (5,137,513)
                                                                -----------       -----------

     Total Stockholders' Equity                                     113,147           185,844
                                                                -----------       -----------

                                                                $   639,736       $   701,864
                                                                ===========       ===========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                     For the Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       2001            2000
                                                    -----------     -----------

Net sales                                           $   129,054     $   298,642
Less cost of sales                                      123,495         156,131
                                                    -----------     -----------

Gross profit                                              5,559         142,511
Selling, general and administrative expenses            107,926         179,836
                                                    -----------     -----------

Operating income or (loss)                             (102,367)        (37,325)
                                                    -----------     -----------

Other income and (expenses), net                         (3,095)          5,545
Loss on investment in GoProfit                               --         (10,000)
Minority Interest                                        32,766          (7,775)
                                                    -----------     -----------

Net income (loss) before income taxes                   (72,696)        (49,555)
Provision for income taxes                                   --              --
                                                    -----------     -----------

Net loss                                            $   (72,696)    $   (49,555)
                                                    ===========     ===========

Net income or (loss) per share                      $      (.01)    $      (.01)
                                                    ===========     ===========

Weighted Average Shares Outstanding                   8,480,099       8,280,099
                                                    ===========     ===========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                         2001            2000
                                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(72,696)       $(49,555)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                         50,262          53,473
   Minority interest                                                    (32,766)          7,775
   Unrealized loss on Investment                                             --              --
   Changes in operating assets and liabilities (net of acquisition)
    (Increase) decrease in
     Receivables - trade and other                                       45,815         (76,666)
     Inventory                                                          (16,851)         (2,520)
     Prepaid expenses and other                                              --              --
     Increase (decrease) in
     Accounts payable                                                    35,139          48,626
     Accrued liabilities                                                  3,749          (6,145)
                                                                       --------        --------
        Net Cash Used in Operating Activities                            12,652         (25,012)
                                                                       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         --              --
  Cash received from sale of investment in sub                               --          25,000
                                                                       --------        --------
        Net Cash Provided by Investing Activities                      $     --        $ 25,000
                                                                       --------        --------

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                             For the Three Months Ended
                                                                    September 30,
                                                             --------------------------
                                                                2001           2000
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable                         $    (554)     $    (505)
  Cash received from debt financing                               5,000         15,000
  Cash received for issuance of preferred stock                      --             --
  Cash adjustment for equity method of recording-GoProfit            --             --
                                                              ---------      ---------
        Net Cash Provided (Used) by Financing Activities          4,446         14,495
                                                              ---------      ---------

INCREASE (DECREASE) IN CASH                                      17,098         14,483

CASH, BEGINNING OF PERIOD                                       108,713        125,049
                                                              ---------      ---------

CASH, END OF PERIOD                                           $ 125,811      $ 139,532
                                                              =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                 $      --      $      --
                                                              =========      =========
   Cash paid for interest                                     $     105      $      18
                                                              =========      =========

                 See accompanying notes to financial statements.

                             Diamond Equities, Inc.
                               September 30, 2001
                   Notes to Financial Statements (Unaudited)


GENERAL

Diamond Equities, Inc. (the "Company") has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended June 30, 2001.

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

NOTE PAYABLE-RELATED PARTY

During the 1st quarter 2002, the Company received $5,000 as a loan from a shareholder. The terms require the company to repay the debt on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

     Cash and cash equivalents totaled $125,811 at September 30, 2001 compared to $108,713 at June 30, 2001. The increase in cash was due primarily to the receipt of cash from a Note Payable of $5,000, and the cash generated from operations of approximately $12,600. The Companies current cash requirements are for the operations of the Company, the purchase of inventory and payments on commitments and debt.

     Long term cash requirements, other than normal operating expenses, are anticipated for the acquisition of additional ventures, however, funds will need to be raised to support such new ventures. In October 2000, the Company signed an agreement to acquire 80% of the common stock of RealMotorcycle.com, Inc., a company that holds the marketing and distribution rights to the "Pagsta" custom motorcycle which is being marketed through Harley Davidson dealers as a custom Harley. The company also has a website from which it will distribute apparel and other motorcycle parts and accessories. The Company will need to raise funds to assemble and market the motorcycle division. No cash was required in the acquisition of RealMotorcycle.com. The Company will need to raise additional funds from investors in order to complete additional acquisitions if identified. The Company believes that its existing cash and anticipated cash generated from operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2002.

     The Company's principal commitments at September 30, 2001 consists of obligations under capital leases and operating leases for facilities.

RESULTS OF OPERATIONS

     The Company generated revenues from operations of $129,054 with cost of sales of $123,495, and a gross profit of $5,559, for the quarter ended September 30, 2001 as compared to revenues of $298,642 with cost of sales of $156,131 and gross profit of $142,511 for the same period last year. The decrease in sales is due to the increased difficulties in the economy and thus the decreases in orders taken from our clients of the plastic company.

     Selling, general and administrative expenses were $107,926 for the first quarter 2002 a decrease of $71,910 over the same period last year. The decrease is primarily due to the decrease in operations and staff of the plastics company and Diamond Equities.

     Management anticipates that general selling and administrative expenses will continue to remain constant and to increase as operations increase.

     The Company incurred a loss of $(72,696) for the first quarter 2002 compared to a loss of $(49,555) for the same time period a year ago. The $23,000 decrease in net loss is due to the decrease in sales this quarter, leaving a small gross profit of $5,559, a decrease in gross margin of nearly $140,000.

     The second fiscal quarter ended December 31 is typically the slowest quarter because our clients slow down or shut down operations during the holiday season. The plastics operation will therefore, shut down for a few weeks in December. There are no other seasonal aspects of the Company's business which had, or are expected to have, a material effect on the financial conditions or results of operations.

PLAN OF OPERATIONS

     The Company's plan for 2002 is to increase sales in the plastic operations and continue to explore the development of the operations of RealMotorcycle.com in order to generate significant revenues from that entity. The Company will also continue to search for other viable business operations.

                           PART II OTHER INFORMATION

ITEM 3(b) DEFAULTS UPON SENIOR SECURITIES

     The Company converted the original Class A Preferred dividends in the amount of $194,023 to Preferred Series B. The Company is currently 28 months in arrears ($35,623) as of November 15, 2001, in the payment of dividends to the shareholders of the Class A 6% Preferred Stock. No demand has yet been made on the Company by the Preferred shareholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 21, 2001

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